Form 10-Q
period 2005-03-31
VIACELL INC
filed 2005-05-13
CIK 1114529

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___.

Commission File Number 0-51110

VIACELL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3244816
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

245 First Street, Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

(617) 914-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of May 11, 2005, 37,767,703 shares of the Company’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViaCell, Inc.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,528	$6,746
Short-term investments	26,941	21,339
Accounts receivable, net	12,176	10,808
Prepaid expenses and other current assets	3,842	4,928

Total current assets	83,487	43,821
Property and equipment, net	7,309	6,738
Goodwill	3,621	3,621
Intangible assets, net	2,975	3,025
Long-term investments	—	500
Restricted cash	1,944	1,953
Other assets	1,006	1,433

Total assets	$100,342	$61,091

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt obligations	$1,771	$1,743
Accounts payable	1,887	1,271
Accrued expenses	8,135	7,490
Note payable to related party	—	15,422
Deferred revenue	4,915	3,458

Total current liabilities	16,708	29,384
Deferred revenue	7,615	6,728
Deferred rent	2,257	1,036
Contingent purchase price	8,155	8,155
Long-term debt obligations, net of current portion	1,120	1,572

Total liabilities	35,855	46,875
Redeemable convertible preferred stock, authorized 30,396,809 shares at December 31, 2004, issued and outstanding 0 and 25,628,075 at March 31, 2005 and December 31, 2004, respectively	—	175,173
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.01 par value; authorized 5,000,000 and 428,191 shares at March 31, 2005 and December 31, 2004, respectively; issued and outstanding 0 and 182,857 shares at March 31, 2005 and December 31, 2004, respectively	—	2
Common stock, $0.01 par value; authorized 100,000,000 and 80,000,000 shares at March 31, 2005 and December 31, 2004, respectively; issued and outstanding 37,523,780 and 2,763,961 shares at March 31, 2005 and December 31, 2004, respectively	373	28
Additional paid-in capital	228,745	—
Deferred compensation	(2,096)	(2,530)
Accumulated other comprehensive income	267	309
Accumulated deficit	(162,802)	(158,766)

Total stockholders’ equity (deficit)	64,487	(160,957)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$100,342	$61,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Processing and storage revenues	$9,975	$8,583
Grant and contract revenues	165	436

Total revenues	10,140	9,019

Operating expenses:
Cost of processing and storage revenues:
Direct costs	1,948	1,818
Royalty expense	—	526

Total cost of processing and storage revenues	1,948	2,344
Research and development	3,576	3,986
Sales and marketing	5,491	5,654
General and administrative	2,764	3,368
Stock-based compensation(1)	436	864
Restructuring	121	—

Total operating expenses	14,336	16,216

Loss from operations	(4,196)	(7,197)

Interest income (expense):
Interest income	315	146
Interest expense	(155)	(394)

Total interest income (expense), net	160	(248)

Net loss	(4,036)	(7,445)
Accretion on redeemable convertible preferred stock	(987)	(3,314)

Net loss attributable to common stockholders	$(5,023)	$(10,759)

Net loss per share:
Net loss per common share, basic and diluted	$(0.17)	$(4.03)
Weighted average shares used in basic and diluted net loss per share computation	29,719	2,667

(1)	Allocation of stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2005	2004
Cost of processing and storage revenues	$5	$8
Research and development	70	326
Sales and marketing	78	104
General and administrative	283	426

Total stock-based compensation expense	$436	$864

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Net loss	$(4,036)	$(7,445)
Foreign currency translation adjustment	(42)	(156)

Comprehensive loss	$(4,078)	$(7,601)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,036)	$(7,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	646
Stock-based compensation	436	864
Reserve for bad debt	58	(96)
Non-cash interest expense on related party note payable	87	280
Other	22	8
Changes in assets and liabilities:
Accounts receivable	(1,156)	(770)
Prepaid expenses and other current assets	1,198	(963)
Accounts payable	623	(2,243)
Accrued expenses	741	955
Deferred revenue	2,343	1,179
Deferred rent	1,222	—

Net cash provided by (used in) operating activities	2,052	(7,585)

Cash flows from investing activities:
Purchase of property and equipment	(1,035)	(336)
Proceeds from maturities of investments	4,477	2,576
Purchase of investments	(9,579)	(22,244)

Net cash used in investing activities	(6,137)	(20,004)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	622	10
Proceeds from issuance of common stock, net	53,291	—
Decrease in restricted cash	—	(522)
Repayments on credit facilities	(431)	(386)
Repayment of note payable to related party	(15,510)	—

Net cash provided by (used in) financing activities	37,972	(898)
Effect of change in exchange rates on cash	(105)	(121)

Net increase (decrease) in cash and cash equivalents	33,782	(28,608)
Cash and cash equivalents, beginning of period	6,746	39,008

Cash and cash equivalents, end of period	$40,528	$10,400

Supplemental disclosures of cash flow information and non cash transactions
Interest paid	$152	$94

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

     The Company is a biotechnology company engaged in sourcing, developing and commercializing cellular therapies to address cancer, cardiac disease, diabetes and infertility. ViaCell’s mission is to enable the widespread application of human cells as medical therapy. ViaCell’s lead stem cell product candidate, CB001, is manufactured using one of the Company’s proprietary technologies, which allows the isolation, purification and significant expansion of populations of stem cells, and enables the production of well defined cellular products in therapeutically useful quantities. The Company is developing CB001 for use in bone marrow and other hematopoietic stem cell transplants. The Company’s current commercialized service is Viacord, a leading brand in the cryopreservation of umbilical cord stem cells, primarily for pediatric bone marrow transplantations. In addition, the Company is developing a product expected to offer women the ability to preserve or extend their fertility through the cryopreservation of their oocytes (eggs).

     The Company restructured its operations in September and December 2004 to reduce operating expenses and concentrate its research and development resources on four key products and product candidates, and related business initiatives (Note 10).

     On January 26, 2005, the Company completed its initial public offering (IPO). The Company issued 8,625,000 shares of its common stock at $7.00 per share resulting in net proceeds to the Company of approximately $53,300,000 after underwriters’ discounts and offering expenses. As a result of the IPO, all outstanding shares of the Company’s preferred stock immediately converted into 25,810,932 shares of common stock. On January 26, 2005, the Company paid in full the related party note of $15,509,760, which included all outstanding principal and interest owed at that date.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, and related notes, are unaudited but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for fair statement of the interim periods presented. The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. Results for the three months ended March 31, 2005 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Redeemable Convertible Preferred Stock

     The carrying value of redeemable convertible preferred stock is increased by periodic accretions, including cumulative dividends, so that the carrying amount will equal the redemption amount at the earliest redemption date. These increases are effected through charges to additional paid-in capital to the extent there are any and, thereafter, to accumulated deficit. All of the Company’s outstanding redeemable convertible preferred shares outstanding automatically converted to the Company’s common stock upon the completion of the initial public offering on January 26, 2005. There were no redeemable convertible preferred shares outstanding as of March 31, 2005.

Stock-Based Compensation

     The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, and SFAS No. 148, Accounting for Stock-Based Compensation.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation may be subject to periodic adjustment as the underlying equity instruments vest.

     During the period ended March 31, 2005, the Company did not issue any options to employees with an exercise price below fair market value. During the periods ended March 31, 2005 and 2004, the Company recorded amortization of deferred compensation of approximately $434,000 and $787,000, respectively. At March 31, 2005 and December 31, 2004 approximately $2,100,000 and $2,500,000, respectively, of deferred stock compensation related to stock options remained unamortized.

     During the period ended March 31, 2005 and 2004, the Company recorded stock-based compensation expense of approximately $2,000 and $77,000, respectively, related to options granted to non-employees.

     Had all employee stock-based compensation expense been determined using the fair value method and amortized on a straight-line basis over the vesting period of the related options consistent with SFAS No. 123, the pro forma net loss per share would have been as follows (table in thousands, except per share data):

	March 31, 2005	March 31, 2004
Net loss attributable to common stockholders as reported	$(5,023)	$(10,759)
Add: employee stock-based compensation expense included in reported net loss	434	787
Deduct: total employee stock-based compensation expense determined under fair value based method for all awards	(1,078)	(1,320)

Pro forma net loss attributable to common stockholders	$(5,667)	$(11,292)

Basic and diluted net loss per share
As reported	$(0.17)	$(4.03)

Pro forma	$(0.19)	$(4.23)

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of March 31, 2005 and 2004 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The weighted average assumptions used for the three months ended March 31 are as follows:

	2005	2004
Risk-free interest rate	4.17%	2.86%
Expected life	5 years	5 years
Expected volatility	100%	100%
Dividend yield	0%	0%

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

     The following table presents total long-lived tangible assets by geographic areas as of March 31, 2005 and December 31, 2004, respectively (table in thousands):

	March 31,	December 31,
	2005	2004
Long-lived assets
United States	$6,893	$6,310
Germany	88	88
Singapore	328	340

Total long-lived tangible assets	$7,309	$6,738

     The following table presents revenues by geographic area for the three months ended March 31, 2005 and 2004, respectively (table in thousands):

	March 31,	March 31,
Revenues	2005	2004
United States	$10,013	$8,713
Germany	(40)	251
Singapore	167	55

Total Revenue	$10,140	$9,019

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

     The following sets forth the computation of basic and diluted net loss per share (table in thousands, except per share data);

	Three Months Ended March 31,
	2005	2004
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(5,023)	$(10,759)
Weighted average number of common shares outstanding	29,719	2,667

Basic and diluted net loss per share	$(0.17)	$(4.03)

     The following potentially dilutive securities were excluded because their effect was antidilutive:

	Three Months Ended March 31,
	2005	2004
Options	4,085,046	4,703,600
Warrants	1,420,833	1,428,750
Convertible preferred stock	—	25,810,932

Recent Accounting Pronouncements

     On December 16, 2004, the FASB released SFAS No. 123(R). This new accounting standard requires all forms of stock compensation, including stock options, to be reflected as an expense in the Company’s financial statements. Public companies must adopt the standard by their first annual fiscal period beginning after June 15, 2005. The Company intends to apply the revised standard beginning with the quarter ending March 31, 2006. Although the Company has not finalized its analysis, it expects that the adoption of the revised standard will result in higher operating expenses and loss per share. Note 2 to the consolidated financial statements shows the pro-forma impact on net loss and net loss per common share as if the Company had historically applied the fair value recognition provisions of SFAS No. 123 to stock based employee awards.

     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, referring to a legal obligation to perform an asset retirement activity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt this standard for asset retirement activity in the event that these types of transactions are entered into by the Company in future periods.

3. Property and Equipment

     Property and equipment consisted of (table in thousands):

	March 31,	December 31,
	2005	2004
Software	$2,709	$2,700
Laboratory equipment	4,547	4,675
Office and computer equipment	2,249	1,867
Leasehold improvements	3,129	3,129
Furniture and fixtures	717	717
Construction in progress	1,152	380

Property and equipment, gross	14,503	13,468
Less: accumulated depreciation and amortization	(7,194)	(6,730)

Property and equipment, net	$7,309	$6,738

     At March 31, 2005 and December 31, 2004, equipment held under capital leases totaled approximately $475,000, and accumulated depreciation related to this leased equipment totaled approximately $270,000 and $251,000, respectively.

     Depreciation and amortization expense on property and equipment totaled approximately $464,000 and $575,000 for the three months ended March 31, 2005 and 2004, respectively.

4. Intangible Assets and Goodwill

     Intangible assets consist of a trademark and goodwill. Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over its useful life of ten years prior to January 1, 2002.

     Amortization of intangible assets was approximately $50,000 and $74,000 for the three months ended March 31, 2005 and 2004, respectively.

     At March 31, 2005 and December 31, 2004, ViaCell’s intangible assets consisted of the following (table in thousands);

	March 31,	December 31,
	2005	2004
Intangible assets:
Trademark	$4,400	$4,400
Less: accumulated amortization	(1,425)	(1,375)

Intangible assets, net	$2,975	$3,025

     The Company expects amortization of these intangible assets to be approximately $202,000 annually through 2019, at which point they will be fully amortized.

5. Accrued Expenses

     At March 31, 2005 and December 31, 2004, accrued expenses consisted of the following (table in thousands):

	March 31,	December 31,
	2005	2004
Payroll and payroll related	$880	$1,016
Management incentive	271	723
Professional fees	2,756	2,027
Accrued marketing	1,024	912
Accrued restructuring	756	907
Other	2,448	1,905

	$8,135	$7,490

6. Long-Term Obligations

     The Company had the following long-term debt outstanding as of March 31, 2005 and December 31, 2004 (table in thousands):

	March 31, 2005	December 31, 2004
Debt facility loans	$2,734	$3,136
Related party note payable	—	15,422
Capital lease obligations	157	179

Total long-term debt	2,891	18,737
Less: current portion	(1,771)	(17,165)

Total long-term debt, net of current portion	$1,120	$1,572

Note Payable to Related Party

     A portion of the consideration paid by the Company in its acquisition of Kourion Therapeutics consisted of promissory notes in an aggregate principal amount of $14.0 million. The notes were held by several funds that are also stockholders of the Company and that are affiliated with MPM Asset Management LLC, the manager of which serves on the Company’s board of directors. The notes bore interest at a rate of 8% per annum, compounded annually, and were to mature on September 30, 2007. They were subject to mandatory prepayment upon the earlier of an initial public offering of the Company’s common stock or a sale of the Company. The total outstanding principal and unpaid accrued interest on the notes as of December 31, 2004 was $15,422,000. On January 26, 2005, following the completion of its initial public offering, the Company paid off these related party notes totaling of $15,510,000, which included all outstanding principal and interest owed at that date.

7. Commitments and Contingencies

Leases

     The Company conducts its operations in leased facilities under non-cancelable operating leases expiring through 2014.

     Future minimum rental payments under the operating leases are approximately as follows (table in thousands):

Year Ending December 31,
2005	$2,022
2006	1,889
2007	1,932
2008	1,759
2009	1,704
Thereafter	8,042

Total lease payments	$17,348

     Rent expense was approximately $531,000 and $499,000 for the three months ended March 31, 2005 and 2004, respectively.

Agreements

     In January 2005, the Company entered into development and supply agreements with Miltenyi Biotec GmbH. The development agreement provides for the development by Miltenyi of a cGMP cell separation kit (the “Product”) for ViaCell consisting of various antibodies conjugated with magnetic particles to be used in ViaCell’s Selective Amplification process for the development and commercialization of ViaCell’s therapeutic cellular therapy products based on the Selective Amplification technology. Under the development agreement, Miltenyi is obligated to perform various tasks set forth in the agreement in connection with the development of the Product, including making various filings with the FDA. The Company is obligated to pay up to $950,000. As of March 31, 2005, the Company had paid $700,000 relating to this development program, and will recognize the payments ratably over the expected development period. The remaining $250,000 is a milestone to be paid upon filing with the FDA. The term of the agreement ends on the earlier of the expiration of both parties’ obligations under the development agreement and January 24, 2007.

     The supply agreement provides for the exclusive supply of the Product by Miltenyi to ViaCell. The initial term of the supply agreement is for seven years. The Company has guaranteed minimum purchase requirements totaling at least $1.6 million within the first year after the process development program has been completed. Also, the Company has certain minimum annual purchase requirements starting in fiscal 2007 which will apply if CB001 continues in clinical trials or is commercialized.

     In August 2002, the Company entered into a license agreement with Massachusetts Institute of Technology (MIT) under which the Company receives exclusive, worldwide rights to products based on patents (currently pending) pertaining to a novel molecule invented by Dr. Ram Sasisekharan for treatment of neurological disorders, including stroke. The Company terminated this agreement in February 2005. The Company has no future commitments or obligations under this agreement as of March 31, 2005.

     The Company has entered into an agreement with Economic Development Board of the government of Singapore to provide no more than $4,000,000 to fund stem cell research and development programs conducted in Singapore. Under this agreement, the government of Singapore reimburses a portion of these expenses under a grant. The Company funded $296,000 and $181,000 of research and development in Singapore during the three months ended March 31, 2005 and 2004, respectively, and recorded grant revenue of $167,000 and $54,800 during the three months ended March 31, 2005, and 2004, respectively.

     The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, licensors and clinical sites. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. Certain indemnification provisions survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

Litigation

     The Company was sued by PharmaStem Therapeutics, Inc. for allegedly infringing two patents relating to the Company’s Viacord umbilical cord stem cell cryopreservation business after the Company rejected PharmaStem’s initial requests seeking a license arrangement because the Company believes that the Company does not infringe these patents and that they are invalid. PharmaStem filed a complaint in early 2002 against ViaCell and several other defendants in the United States District Court for the District of Delaware, alleging infringement of US Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. In 2003, the jury ruled against the Company and the other defendants, Cbr Systems, CorCell and Cryo-Cell, who represent a majority of the family cord blood preservation industry, and a judgment was entered against ViaCell for approximately $2.9 million, based on 6.125% royalties on the Company’s revenue from the processing and storage of umbilical cord blood since April 2000.

     In 2004, the Delaware Court overturned the judgment against ViaCell on the ‘553 method patent, ruling that the Company did not infringe the patent. Regarding the ‘681 composition patent, the Court initially vacated the verdict and ordered a new trial on infringement and damages (if any), in connection with which, PharmaStem sought a preliminary injunction. However, the Court subsequently reversed its ruling, overturning the jury’s verdict of infringement of the ‘681 patent and denying PharmaStem’s motion for preliminary injunction. On January 6, 2005, PharmaStem filed a Notice of Appeal and a Motion to Expedite the Appeal of the Court’s decision. On February 15, 2005, that Motion to Expedite the Appeal was denied. PharmaStem’s appeal brief was filed on March 22, 2005, and ViaCell’s appeal brief is due May 16, 2005.

     In August 2004, the US Patent and Trademark Office (US PTO) ordered the re-examination of both the ’553 method patent and the ’681 composition patent based on the prior art. On February 2, 2005, the PTO issued an Office Action rejecting all claims of the ’553 patent as invalid over prior art.

     Should the US PTO find the claims of these patents to be unpatentable, then the litigation proceedings between ViaCell and PharmaStem with respect to the unpatentable claims would cease. If the Court’s judgment as to non-infringement of the ’553 or ’681 patent is reversed on appeal and if the Company is subsequently enjoined from further engaging in its umbilical cord stem cell cryopreservation business, the Company will not be able to conduct this business unless PharmaStem grants a license to the Company, which PharmaStem previously informed the Company that it would not do after October 15, 2004. While the Company does not believe this outcome is likely, if, in the event of an injunction, ViaCell is not able to obtain a license under the disputed patents or operate under an equitable doctrine known as “intervening rights,” the Company will be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products.

     PharmaStem also filed a complaint against the Company in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of US Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. By agreement of the parties, ViaCell responded to the complaint on December 16, 2004. The Company continues to believe that the patents in this new Massachusetts action are invalid and that the Company does not infringe them in any event. On January 7, 2005, PharmaStem filed a Motion for Preliminary Injunction in the Massachusetts

litigation. That Motion is currently stayed. If this Motion is granted, the Company could be enjoined from collecting and storing cord blood that had not been collected as of the date the injunction is issued while the case is litigated and thereafter if the Company loses the case. ViaCell believes that the issues presented in PharmaStem’s Motion are substantially the same as the issues presented in the Delaware litigation and, while no assurance can be given, the Company believes that PharmaStem’s Motion will be denied. If the Company is ultimately found to infringe, it could have a significant damages award entered against it, and ViaCell could also face an injunction which could prohibit it from further engaging in the umbilical cord stem cell business absent a license from PharmaStem on the disputed patents. The Company believes the issues presented in this case are substantially the same as the issues presented in the Delaware litigation. Accordingly, the Company filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On January 21, 2005, the Massachusetts case was stayed pending a ruling on this request. On February 16, 2005, the Company’s request was granted. The cases have thus been consolidated in Delaware.

     In April 2005, the US PTO ordered re-examination of some claims of the patents at issue in the second litigation, the ‘645 and ‘427 patents, based on the prior art. A request for re-examination of other claims of those patents was denied.

     The timing and order of the litigations involving ViaCell and PharmaStem are not presently known. Decisions in the re-examination proceedings of the ’681, ’553, ‘645, and ‘427 patents, now pending before the US PTO, may also affect these factors.

     The Company may enter into settlement negotiations with PharmaStem regarding its litigation with PharmaStem. The Company cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.

     On May 13, 2004, the Company received a First Amended Complaint filed in the Superior Court of the State of California by Kenneth D. Worth, by and for the People of the State of California, and naming as defendants a number of private cord blood banks, including ViaCell. The complaint alleges that the defendants have made fraudulent claims in connection with the marketing of their cord blood banking services and seeks restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing to abusively and fraudulently market their services and requiring them to provide certain information and refunds to their customers, unspecified punitive and exemplary damages and attorney’s fees and costs. On October 7, 2004, the Court orally granted a motion to strike the complaint under the California anti-SLAPP statute and dismissed the complaint as to all defendants without leave to amend. Judgment has been entered, dismissing the complaint, and plaintiff has filed a notice of appeal and a petition for a writ of mandate. The petition has been dismissed and the appeal is proceeding. The Company believes that the plaintiff is in the process of negotiating a settlement with all defendants other than the Company. The Company is not yet able to conclude as to the likelihood that plaintiff’s claims would be upheld if the judgment of dismissal were reversed on appeal, nor can it estimate the possible financial consequences should plaintiff prevail. However, the Company believes this suit to be without merit and intends to continue to vigorously defend itself.

     On February 24, 2005, Cbr Systems, Inc., a private cord blood banking company, filed a complaint against the Company in the United States District Court for the Northern District of California alleging false and misleading advertising by the Company in violation of the federal Lanham Act and various California statutes and common law and seeking an injunction from continuing such advertising and unspecified damages. On April 13, 2005, the Company answered the complaint, denying Cbr’s allegations, and filed counterclaims alleging false and misleading advertising by Cbr. The Company’s counterclaims seek an injunction and damages, and the Company intends to vigorously defend itself in this action.

     The Company periodically becomes subject to legal proceedings and claims arising in connection with its business. With the exception of the PharmaStem complaint noted above, the Company does not believe that there were any asserted claims against it as of March 31, 2005 which, if adversely decided, would have a material adverse effect on results of operations, financial position or cash flow.

8. Redeemable Convertible Preferred Stock, Preferred Stock, and Stockholders’ Deficit

     All of the Company’s redeemable convertible preferred stock and preferred stock converted to common stock upon closing the Company’s initial public offering on January 26, 2005. The Company’s redeemable convertible preferred stock is accreted to redemption value and consisted of the following as of March 31, 2005 and December 31, 2004, respectively (table in thousands, except for share data):

	March 31, 2005	December 31,
		2004
Series C, $0.01 par value
Authorized, issued and outstanding; 0 and 919,220 shares at March 31, 2005 and December 31, 2004, respectively	$—	$1,587
Series D, $0.01 par value
Authorized, issued and outstanding; 0 and 1,500,000 shares at March 31, 2005 and December 31, 2004, respectively	—	3,886
Series E, $0.01 par value
Authorized, issued and outstanding; 0 and 1,983,334 shares at March 31, 2005 and December 31, 2004, respectively	—	9,172
Series F, $0.01 par value
Authorized, issued and outstanding; 0 and 2,666,666 shares at March 31, 2005 and December 31, 2004, respectively	—	11,514
Series G, $0.01 par value
Authorized, issued and outstanding; 0 and 3,666,667 shares at March 31, 2005 and December 31, 2004, respectively	—	15,831
Series H, $0.01 par value
Authorized, issued and outstanding; 0 and 7,577,334 shares at March 31, 2005 and December 31, 2004, respectively	—	66,460
Series I, $0.01 par value
Authorized, 5,575,000 shares; issued and outstanding; 0 and 2,624,854 shares at March 31, 2005 and December 31, 2004, respectively	—	25,975
Series J, $0.01 par value
Authorized, 3,750,000 shares; issued and outstanding; 0 and 2,190,000 shares at March 31, 2005 and December 31, 2004, respectively	—	17,958
Series K, $0.01 par value
Authorized, issued and outstanding; 0 and 2,500,000 shares at March 31, 2005 and December 31, 2004, respectively	—	22,790

Total redeemable convertible preferred stock	$—	$175,173

     The Company’s redeemable convertible preferred stock activity for period ended March 31, 2005 consisted of the following (table in thousands):

Balance December 31, 2004	$175,173
Issuance of Shares
Accretion to Redemption Value	987
Conversion to Common Stock	(176,160)

Balance March 31, 2005	$0

     The Company’s convertible preferred stock consisted of the following as of March 31, 2005 and December 31, 2004, respectively:

	March 31,	December 31,
	2005	2004
Series A, $0.01 par value
Authorized, issued and outstanding — 100,000 shares (liquidation preference of $100,000 at December 31, 2004 )	$0	$1,000
Series B, $0.01 par value
Authorized, issued and outstanding — 82,857 shares (liquidation preference of $145,000 at December 31, 2004)	0	829

Total convertible preferred stock	$0	$1,829

     In connection with the September 2003 acquisition of Kourion, the Company issued 241,481 shares to an escrow account and reserved 289,256 shares for possible future issuance. These shares will be released and issued if there occurs a change in control of the company. If that event does not occur prior to September 30, 2006, the escrow shares will revert back to the Company and the reserved shares will not be issued.

     In connection with the shares of Series K convertible preferred stock issued to Amgen and the current PharmaStem litigation, the Company has a side agreement under which Amgen has a one-time option to require the Company to redeem up to 1,250,000 of its Series K shares at a price of $8.00 per share. This option is triggered upon the occurrence of the earliest of June 23, 2007, a settlement or final judgment against the Company for a total amount exceeding $30 million (including the initial judgment amount as well as certain royalties, if any, that the Company becomes obligated to pay PharmaStem), or an injunction enjoining the Company’s cord blood preservation operations that has not been stayed or vacated. This option expires upon the earliest of the second anniversary of the triggering event, a settlement or final judgment against the Company for a total amount less than or equal to $30 million (provided that an injunction is not currently in effect at the time), or a public offering of the Company’s common stock in which all outstanding shares of convertible preferred stock of the Company automatically convert into common stock. All preferred stock immediately converted to common stock upon the completion of the Company’s initial public offering and therefore this Amgen option terminated (See note 11).

Preferred Stock

     Upon the closing of the Company’s initial public offering (IPO) on January 26, 2005, the Company amended its charter to provide for the authorization of 5,000,000 shares of undesignated preferred stock, par value $0.01 per share. As of March 31, 2005, none of such preferred stock has been designated and no shares are outstanding.

Common Stock

     As of March 31, 2005 and December 31, 2004, the Company has authorized 100,000,000 and 80,000,000 shares of common stock, respectively, with a $0.01 par value each. Each holder of a share of common stock is entitled to one vote for each share held at all meetings of stockholders.

9. Warrants

     In 2003, the Company issued 2,190,000 of its Series J convertible preferred stock for total gross proceeds to the Company of $17,520,000. A right to contingent warrants was granted to all purchasers of Series J preferred stock (the “Series J investors”). Under that right, upon the earlier to occur of an initial public offering that is not a Qualified Public Offering (an initial public offering at a minimum price of $9.70 per share in which net proceeds equal or exceed $50 million) or the three year anniversary of the Initial Closing (September 30, 2006), the Company would be required to issue warrants to the Series J investors for the purchase of Common Stock equal to the number of shares owned of Series J (2,190,000 shares). The initial warrant purchase price would be $5.00. Under the warrant issuance right, the warrant price and number of shares purchasable would have been adjustable from time to time based on specific criteria to prevent dilution; no such adjustments were made. The right to the contingent warrants had a fair value of approximately $1,620,000 at the time of grant. The fair value was estimated using a binomial valuation model. The Company recorded the Series J convertible preferred stock and the contingent warrants, at their relative fair values of $15,622,000 and $1,390,000, respectively. In January 2005, the Company completed its initial public offering. Since the offering was not a Qualified Public Offering, the Company issued warrants to purchase a total of 2,190,000 shares of Common Stock to the Series J investors in February 2005.

     In October 2003, in connection with a debt financing, the Company issued to the lender a warrant to purchase 18,750 shares of the Company’s Series J preferred stock at an exercise price of $8.00 per share. The warrant had a term of 10 years. In February 2005, the warrant was fully exercised using a “net exercise” feature that resulted in the issuance of 4,571 shares of our Common Stock in consideration of canceling the remaining portion of the warrant covering 14,179 shares.

10. Restructuring

     In September 2004, the Company restructured its operations to reduce operating expenses and concentrate its resources on four key products and product candidates, and related business initiatives. These products and product candidates consist of Viacord, Viacyte, CB001 and the cardiac development program. As a result, the Company recorded a $1.7 million restructuring charge in the third quarter of 2004 related to employee severance, contract termination costs and the write-down of excess equipment. The majority of the contract termination costs related to the Company exercising the termination provision in its agreement with Gamete Technologies, under which the Company was required to pay $175,000 to Gamete Technologies. In December 2004, the Company’s Board voted to restructure the Company’s German operations and sublet its laboratory facility in Germany to a third party effective January 1, 2005. As a result, the Company recorded an additional restructuring charge of $1.2 million in the fourth quarter of 2004, including facility related costs of $1.1 million and $0.1 million related to a contract termination fee. The majority of the facility related costs consisted of the write off of the leasehold improvements and fixed assets in the Company’s German facility, as well as the future minimum lease payments related to the facility. The amount of this write off was partially reduced by the minimum future lease payments receivable from the sublessee. At December 31, 2004, restructuring costs of $1.2 million were paid out, the net book value of fixed assets was written down by $0.9 million and the accrued liability relating to the restructurings was $0.9 million. During March 2005, the Company revised its restructuring assumptions associated with the closure of its German facility in December 2004. In March 2005, the Company was notified that approximately $160,000 in grant proceeds related to fixed asset expenditures were not reimbursable under the grant and would have to be repaid. The

Company recorded a reversal of approximately $44,000 in grant revenue and $121,000 in restructuring expense, as that portion had not been recognized as grant revenue prior to December 31, 2004. The Company is in the final stages of finalizing the fiscal 2004 grant reimbursements and considers it unlikely that any further adjustment is necessary as of March 31, 2005. The accrued liability related to restructuring as of March 31, 2005 was approximately $756,000.

	December 31,					March 31,
(In Thousands)	2004	Additions	Writedowns	Adjustments	Payments	2005
Severance related	$421	$—	$—	$—	$(290)	$131

Contractual terminations	5	—	—	165	(2)	168

Facility related	481	—	—	—	(24)	457

	$907	$—	$—	$165	$(316)	$756

11. Initial Public Offering

     On January 26, 2005, the Company completed its initial public offering (IPO). The Company issued 8,625,000 shares of its common stock at $7.00 per share resulting in net proceeds to the Company of approximately $53,300,000 after underwriters’ discounts and offering expenses. As a result of the IPO, all outstanding shares of the Company’s preferred stock immediately converted into 25,810,932 shares of common stock. On January 26, 2005, the Company paid in full the related party note of $15,509,760, which included all outstanding principal and interest owed at that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of ViaCell, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth below under the caption “Risk Factors Relating to ViaCell’s Business.”

Overview

     We are a biotechnology company dedicated to enabling the widespread application of human cells as medicine. To date, the widespread application of human cells as medicine has not been proven to be possible. We are in an early stage of development for our cellular therapeutic products, and we are developing a pipeline of proprietary product candidates intended to address cancer, cardiac disease, diabetes and infertility, and a commercial business dedicated to the preservation of umbilical cord blood. Our research and development efforts focus primarily on developing cord blood-derived stem cell product candidates in therapeutically useful quantities. CB001, our lead stem cell therapy product candidate, is currently in a Phase 1 clinical trial. We are developing applications of a proprietary type of stem cell called Unrestricted Somatic Stem Cells (USSCs) for the treatment of cardiac disease. In addition, we have a research stage program in collaboration with Genzyme targeting applications in diabetes. We are also developing Viacyte, a product candidate for cryopreserving and storing human oocytes. Since our inception on September 2, 1994, our principal activities have included:

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

     As of March 31, 2005, our accumulated deficit was approximately $162.8 million. From inception through March 31, 2005, we have raised $191.1 million in common and preferred stock issuances, which includes $53.3 million in net proceeds from our initial public offering in January 2005. We have incurred net losses since inception as a result of research and development, sales and marketing and general and administrative expenses in support of our operations. We anticipate incurring net losses for at least the next several years due to:

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

     Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of stem cell therapies. For these reasons, we have determined that we conduct operations in one business segment. The majority of our revenue since inception has been generated in the United States, and the majority of our long-lived assets are located in the United States.

Revenues

     Our current revenue is derived primarily from fees charged to families for the preservation and storage of a child’s umbilical cord blood collected at birth. These fees consist of an initial fee for collection, processing and freezing of the umbilical cord blood and an annual fee for storage. The annual storage fee provides a growing annuity of future revenue as the number of stored cords increases. Our revenues are recorded net of discounts and rebates that we offer our customers under certain circumstances from time to time. Our revenues have increased substantially over the last several years as the concept of cord blood banking has gained popularity. We offer our customers the opportunity to pay their fees directly to us or to finance them via G.E. Capital, a third party credit provider. Since we finance some receivables ourselves, we assume the risk of losses due to unpaid accounts. We maintain a reserve for doubtful accounts to allow for this exposure and consider the amount of this reserve to be adequate at March 31, 2005. Following the September and December 2004 rulings of the district court in the ongoing patent litigation with PharmaStem Therapeutics, Inc., which overturned the jury verdict of infringement on both PharmaStem patents at issue in such suit, we do not expect the PharmaStem litigation to have a materially adverse impact on our net sales, revenues or income from continuing operations. However, should we ultimately lose this litigation, it could have a material adverse effect on our net sales, revenue or income from continuing operations.

     In addition to the revenue generated by our Viacord product, we recorded revenue from grant agreements with the governments of Singapore and Germany. We maintain a research facility in Singapore. We decided to close our German research facility in December 2004, and have transitioned the research activities that had been performed there to the United States. Therefore, revenue from grants in Germany has ceased as of December 31, 2004.

Operating Expenses

     Cost of revenues reflects the cost of transporting, testing, processing and storing umbilical cord blood at our cord blood processing facility in Hebron, Kentucky, as well as a royalty to PharmaStem relating to ongoing patent infringement litigation. Our cost of revenues also includes expenses incurred by third party vendors relating to the transportation of cord blood to our processing facility and certain assay testing performed on the cord blood before preservation. Other variable costs include collection materials, labor, and processing and storage supplies, while other fixed costs include rent, utilities and other general facility overhead expenses. Cost of revenues does not include costs associated with our grant revenue. Such costs are included in research and development expense.

     We recorded a royalty expense of approximately $3.3 million in the fourth quarter of 2003 following an unfavorable jury verdict in October 2003. This expense included a royalty of approximately $2.9 million on revenues from cord blood preservation through October 29, 2003, plus an accrual of a royalty of 6.125% of subsequent revenues through December 31, 2003. We recorded an additional royalty expense of $0.5 million for the three months ended March 31, 2004, also based on 6.125% of revenues. In September 2004, the court overturned the jury verdict on one of the two patents in litigation and vacated the verdict and granted a new trial concerning infringement and damages, if any, on the second patent. Based on the judge’s ruling, we reversed the entire royalty accrual of $3.8 million in the quarter ended June 30, 2004 and have not recorded any royalties since.

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

     Our research and development expenses consist primarily of costs associated with our lead stem cell product candidate, CB001, and the continued development of our technologies, including Selective Amplification, other cellular therapy product candidates and oocyte cryopreservation. These expenses represent both clinical development costs and costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory services. The cost of our research and development staff is the most significant category of expense, however we also incur expenses by external service providers, including pre-clinical studies and consulting expenses. The major expenses relating to our CB001 clinical trial include external services provided for outside quality control testing, clinical trial monitoring, data management, and fees relating to the general administration of the clinical trial. Other direct expenses relating to our CB001 clinical trial include site costs and the cost of the cord blood.

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

     During the quarter ended March 31, 2005, we recorded an additional restructuring expense of $0.1 million due to a refinement of our estimates related to the closing of our German facility. In March 2005, we were notified that approximately $160,000 in grant proceeds related to fixed asset expenditures were not reimbursable under the grant and would have to be repaid. We recorded a reversal of approximately $44,000 in grant revenue and $121,000 in restructuring expense, as that portion had not been recognized as grant revenue prior to December 31, 2004. We are in the final stages of finalizing the FY 2004 grant reimbursements and consider it unlikely that any further adjustment is necessary as of March 31, 2005.

Results of Operations

Three Months Ended March 31, 2005 and 2004 (table amounts in thousands, changes based on rounded amounts in thousands)

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
Processing revenues	$8,319	$7,561	$758	10%
Storage revenues	1,656	1,022	634	62%

Total	9,975	8,583	1,392	16%
Grant and contract revenues	165.	436	(271)	(62%)

Total revenues	$10,140	$9,019	1,121	12%

     The increase in processing and storage revenues of $1.4 million or 16% from 2004 to 2005 was due primarily to an increase in pricing, as well as an increase in the number of cords stored. The decrease in grant and contract revenues of $0.3 million or 62% from 2004 to 2005 was primarily due to the decrease in contract revenue derived from research activities in the United States of $0.1 million and a decrease in grant revenue of $0.3 million from Kourion Therapeutics, our German subsidiary, which was closed in 2004. These decreases were partially offset by an increase of $0.1 million in grant revenue from the Government of Singapore.

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
Cost of revenues:
Direct costs	$1,948	$1,818	$130	7%
Royalty expense	—	526	(526)	(100%)

Total cost of revenues	$1,948	$2,344	(396)	(17%)

     The increase in direct costs of $0.1 million or 7% from 2004 to 2005 was due primarily to increased variable expenses of $0.1 million relating to transportation of, materials for collecting, and testing of the cord blood.

     The decrease in royalty expense of $0.5 million or 100% was due to the royalty expense no longer being required in connection with the PharmaStem lawsuit following the judge’s ruling in September 2004 that overturned a prior jury verdict, announced in October 2003, based on which we recorded a royalty expense. On December 14, 2004, the federal district court reversed its post-trial ruling granting a new trial on the issues of infringement and damages (if any) of the second patent and overturned the jury’s verdict of infringement of that patent. In its September and December 2004 decisions, the judge found that there was no legally sufficient basis for finding infringement of either PharmaStem patent. While PharmaStem has filed a Notice of Appeal, we believe that the lawsuit is without merit and that, in light of the judge’s ruling, no royalty accrual or expense is required.

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
Clinical development	$2,545	$2,064	$481	23%

Pre-clinical programs	332	1,021	(689)	(67%)

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
Basic research	601	708	(107)	(15%)

Other R&D	98	193	(95)	(49%)

Total research and development	$3,576	$3,986	$(410)	(10%)

     Clinical development expense is related primarily to outside services and clinical trial expenses for CB001, and the increase in 2005 reflected the cost of conducting the Phase I clinical trials that commenced in late 2003. The decrease in pre-clinical programs was primarily due to the discontinuation of our muscular dystrophy program in September 2004, and our cardiac repair program, which was moved from Germany to the US at the end of 2004 following the closure of our German operations. This resulted in lower ongoing salary and facility related costs. Basic research expenses are primarily related to activity at our Singapore research center. Other research and development expense related primarily to our umbilical cord blood processing and storage business.

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
Sales & marketing	$5,491	$5,654	$(163)	(3%)

     In 2004, a decrease in sales and marketing expenses of $0.2 million from 2004 to 2005 was primarily due to cost savings attributed to the restructuring of our call center. We reduced the number of call center employees following the implementation of call center automation technology. This was partially offset by an increase of $0.6 million in marketing program spending to establish a strong market presence and achieve sales growth.

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
General & administrative	$2,764	$3,368	$(604)	(18%)

     The decrease in general and administrative expenses of $0.6 million or 18% from 2004 to 2005 primarily due to the following:

•	$0.5 million decrease due to employee related costs as a result of our restructuring in September 2004;

•	$0.2 million decrease due to consulting costs related to our ViaCyte program; and

•	$0.1 million decrease due to all legal related expenses including PharmaStem litigation, legal patent and general legal matters;

     These decreases were partially offset by:

•	a $0.2 million reduction in bad debt expense during the three months ended March 31, 2004 that did not recur during the three months ended March 31, 2005; and

•	a $0.1 increase in insurance costs due to higher premiums associated with being a public company.

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
Stock-based compensation	$436	$864	$(428)	(50%)

     Stock-based compensation expense represents the amortization of the excess of the fair value on the date of the grant of the stock underlying the options granted to employees, over the exercise price. The amortization is based on the vesting period of the related options. The amount of stock-based compensation actually recognized in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. For the three months ended March 31, 2005, we did not grant any options with exercise prices less than the fair market value.

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
Restructuring	$121	—	$121	100%

     The $0.1 million charge in 2005 is due to revised restructuring estimates related to the closing of our German facility. We are in the final stages of finalizing the fiscal 2004 grant reimbursements with the German government and consider it unlikely that any further adjustment is necessary as of March 31, 2005.

	Three Months Ended March 31,
			$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
Interest income	$315	146	169	116%

Interest expense	(155)	(394)	239	61%

Total interest income (expense), net	$160	$(248)	$408	165%

     Interest income is earned from the investment of our cash in short and long term securities and money market funds. The increase in interest income primarily relates to increased average investment balances resulting from a higher cash balance available for investment following our initial public offering in January, 2005. The decrease in interest expense relates to the reduction of interest on the related party note, which was paid in full at the closing of our IPO in January 2005.

Liquidity and Capital Resources

     From inception through March 31, 2005, we have raised $191.1 million in common and preferred stock issuances, which includes $53.3 million in net proceeds from our initial public offering in January 2005. We used approximately $15.5 million of these net proceeds to repay in full the related party note, including accrued interest. As of March 31, 2005, we had approximately $67.5 million in cash, cash equivalents and investments, which we believe is sufficient to meet our anticipated liquidity needs for at least the next three years.

	Three Months Ended March 31,
			$ Change
	2005	2004	2004 to 2005
Net cash provided by (used in) operating activities	$2,052	$(7,585)	$9,637

Net cash used in investing activities	(6,137)	(20,004)	13,867

Net cash provided by (used in) financing activities	37,972	(898)	38,870

Cash & cash equivalents, end of period	$40,528	$10,400	$30,128

     Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2005, an increase of $9.6 million over the three months ended March 31, 2004. For the three months ended March 31, 2005, the $1.6 million in cash provided by operations was due to our net loss of $4.0 million offset by an increase in working capital of $1.4 million, increase in non-cash expenses of $1.1 million, and an increase in deferred revenue related to increases in long-term pre-paid storage contracts and volumes of cords stored and deferred rent of $3.5 million.

     Net cash used in investing activities for three months ended March 31, 2005 was $6.1 million as compared to $20.0 for the three months ended March 31, 2004. For the three months ended March 31, 2005, $4.5 million of US Government and high-rated corporate securities matured and $9.6 million was invested in similar securities. For the three months ended March 31, 2004, $2.6 million of US Government and high-rated corporate securities matured and $22.2 million was invested in similar securities. We also invested approximately $1.0 million and $0.3 million in fixed assets for the three months ended March 31, 2005 and 2004 respectively. We expect to incur approximately $2.5 million in capital expenditures during 2005 in order to complete the build out of our laboratory in Cambridge, of which approximately $2.5 million is reimbursable by our landlord under the lease agreement. This facility, when completed, will allow us the capacity to complete Phase II and Phase III clinical trials and proceed to initial commercialization of CB001, if successfully developed; however, we will need to build or acquire a manufacturing facility in order to fully commercialize CB001 and our other product candidates. The timing and cost of such a facility is not known at this time, however the cost is likely to be substantial. For the three months ended March 31, 2005, other assets decreased by $0.4 million, which relates to a portion of the GE Deposit becoming current.

     Net cash provided by financing activities for the three months ended March 31, 2005 was $38 million. Net cash used in financing activities amounted to $0.9 million for the three months ended March 31, 2004, For the three months ended March 31, 2005, the net cash provided by financing activities included net proceeds from our IPO of $53.3 million and proceeds of $0.6 million relating to stock options exercised. These proceeds were partially reduced by cash used to repay a related part note related to the acquisition of Kourion Therapeutics of $15.5 million and repayment of $0.4 million relating to our credit facility with General Electric Capital Corporation.

     We anticipate that our current cash, cash equivalents and investments will be sufficient to fund our operations for at least the next three years. However, our forecast for the period of time during which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more clinical trials, or other aspects of our operations.

Off-Balance Sheet Transactions

     We did not have any off balance sheet obligations as of March 31, 2005.

Other Arrangements

     In January 2005, we entered into development and supply agreements with Miltenyi Biotec GmbH. The development agreement provides for the development by Miltenyi of a cGMP cell separation kit (the “Product”) for us consisting of various antibodies conjugated with magnetic particles to be used in our Selective Amplification process for the development and commercialization of our therapeutic cellular therapy products based on the Selective Amplification technology. Under the development agreement, Miltenyi is obligated to perform various tasks set forth in the agreement in connection with the development of the Product, including making various filings with the FDA. We are obligated to pay up to $950,000. As of March 31, 2005, we had paid $700,000 relating to this development program, and will recognize the payments ratably over the expected development period. The remaining $250,000 is a milestone to be paid upon filing with the FDA. The term of the agreement ends on the earlier of the expiration of both parties’ obligations under the development agreement and January 24, 2007.

     The supply agreement provides for the exclusive supply of the Product by Miltenyi to us. The initial term of the supply agreement is for seven years. We have guaranteed minimum purchase requirements totaling at least $1.6 million within the first year after the process development program has been completed. Also, we have certain minimum annual purchase requirements starting in fiscal 2007 which will apply if CB001 continues in clinical trials or is commercialized.

     We are a party to various agreements including license, research collaboration, consulting and employment agreements and may enter into additional agreements in the future. We may require additional funds for conducting clinical trials and for preclinical research and development activities relating to our product candidates, as well as for the expansion of our cord blood preservation facility, construction of a cellular therapy manufacturing facility, acquisitions of technologies or businesses, the establishment of partnerships and collaborations complementary to our business and the expansion of our sales and marketing activities.

Legal Proceedings

     We were sued by PharmaStem Therapeutics, Inc. for allegedly infringing two patents relating to our Viacord umbilical cord stem cell cryopreservation business after we rejected PharmaStem’s initial requests seeking a license arrangement because we believe that we do not infringe these patents and that they are invalid. PharmaStem filed a complaint in early 2002 against us and several other defendants in the United States District Court for the District of Delaware, alleging infringement of US Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. In 2003, the jury ruled against us and the other defendants, Cbr Systems, CorCell and Cryo-Cell, who represent a majority of the family cord blood preservation industry, and a judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenue from the processing and storage of umbilical cord blood since April 2000.

     In 2004, the Delaware Court overturned the judgment against ViaCell on the ‘553 method patent, ruling that we did not infringe the patent. Regarding the ‘681 composition patent, the Court initially vacated the verdict and ordered a new trial on infringement and damages (if any), in connection with which, PharmaStem sought a preliminary injunction. However, the Court subsequently reversed its ruling, overturning the jury’s verdict of infringement of the ‘681 patent and denying PharmaStem’s motion for preliminary injunction. On January 6, 2005, PharmaStem filed a Notice of Appeal and a Motion to Expedite the Appeal of the Court’s decision. On February 15, 2005, that Motion to Expedite the Appeal was denied. PharmaStem’s appeal brief was filed on March 22, 2005, and our appeal brief is due May 16, 2005.

     In August 2004, the US Patent and Trademark Office (US PTO) ordered the re-examination of both the ’553 method patent and the ’681 composition patent based on the prior art. On February 2, 2005, the PTO issued an Office Action rejecting all claims of the ’553 patent as invalid over prior art.

     Should the US PTO find the claims of these patents to be unpatentable, then the litigation proceedings between us and PharmaStem with respect to the unpatentable claims would cease. If the Court’s judgment as to non-infringement of the ’553 or ’681 patent is reversed on appeal and if we are subsequently enjoined from further engaging in our umbilical cord stem cell cryopreservation business, we will not be able to conduct this business unless PharmaStem grants a license to us, which PharmaStem previously informed us that it would not do after October 15, 2004. While we do not believe this outcome is likely, if, in the event of an injunction, we are not able to obtain a license under the disputed patents or operate under an equitable doctrine known as “intervening rights,” we will be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products.

     PharmaStem also filed a complaint against us in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of US Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. By agreement of the parties, ViaCell responded to the complaint on December 16, 2004. We continue to believe that the patents in this new Massachusetts action are invalid and that we do not infringe them in any event. On January 7, 2005, PharmaStem filed a Motion for Preliminary Injunction in the Massachusetts litigation. That Motion is currently stayed. If this Motion is granted, we could be enjoined from collecting and storing cord blood that had not been collected as of the date the injunction is issued while the case is litigated and thereafter if we lose the case. We believe that the issues presented in PharmaStem’s Motion are substantially the same as the issues presented in the Delaware litigation and, while no assurance can be given, we believe that PharmaStem’s Motion will be denied. If we are ultimately found to infringe, we could have a significant damages award entered against us, and we could also face an injunction which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem on the disputed patents. We believe the issues presented in this case are substantially the same as the issues presented in the Delaware litigation. Accordingly, we filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On January 21, 2005, the Massachusetts case was stayed pending a ruling on this request. On February 16, 2005, our request was granted. The cases have thus been consolidated in Delaware.

     In April 2005, the US PTO ordered re-examination of some claims of the patents at issue in the second litigation, the ‘645 and ‘427 patents, based on the prior art. A request for re-examination of other claims of those patents was denied.

     The timing and order of the litigations involving ViaCell and PharmaStem are not presently known. Decisions in the re-examination proceedings of the ’681, ’553, ‘645 and ‘427 patents, now pending before the US PTO, may also affect these factors.

     We may enter into settlement negotiations with PharmaStem regarding our litigation with PharmaStem. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.

     On May 13, 2004, we received a First Amended Complaint filed in the Superior Court of the State of California by Kenneth D. Worth, by and for the People of the State of California, and naming as defendants a number of private cord blood banks, including us. The complaint alleges that the defendants have made fraudulent claims in connection with the marketing of their cord blood banking services and seeks restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing to abusively and fraudulently market their services and requiring them to provide certain information and refunds to their customers, unspecified punitive and exemplary damages and attorney’s fees and costs. Subsequently, we received a Notice of Ex Parte Application for Leave to Intervene filed on behalf of the Cord Blood Foundation by the same individual and seeking similar relief. On October 7, 2004, the Court orally granted a motion to strike the complaint under the California anti-SLAPP statute and dismissed the complaint as to all defendants without leave to amend. Judgment has been entered, dismissing the complaint, and plaintiff has filed a notice of appeal and a petition for a writ of mandate. The petition has been dismissed and the appeal is proceeding. We believe that the plaintiff is in the process of negotiating a settlement with all defendants other than us. We are not yet able to conclude as to the likelihood that plaintiff’s claims would be upheld if the judgment of dismissal were reversed on appeal, nor can we estimate the possible financial consequences should plaintiff prevail. However, we believe this suit to be without merit and intend to continue to vigorously defend ourselves.

     On February 24, 2005, Cbr Systems, Inc., a private cord blood banking company, filed a complaint against us in the United States District Court for the Northern District of California alleging false and misleading advertising by us in violation of the federal Lanham Act and various California statutes and common law and seeking an injunction from continuing such advertising and unspecified damages. On April 13, 2005, we answered the complaint, denying Cbr’s allegations, and filed counterclaims alleging false and misleading advertising by Cbr. Our counterclaims seek an injunction and damages, and we intend to vigorously defend ourselves in this action.

Critical Accounting Estimates

     The Company’s critical accounting estimates are disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Risk Factors that May Affect Results

Our cellular therapy product candidates are at an early stage of development, and if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

     Our cellular therapy product candidates are in the early stages of development. In particular, our lead stem cell product candidate, CB001, has only recently entered Phase I clinical trials. CB001 has not previously been studied in humans, and we have very limited safety and no efficacy data on this product candidate yet. While stem cell therapy is an accepted medical procedure for the regeneration of the blood and immune systems for patients with cancer and other serious diseases — a procedure for which we are developing CB001 — stem cell populations expanded using our Selective Amplification technology have not yet been shown to be safe or effective for such treatments. Additionally, there has been only limited use of stem cells in treating cardiac disease in clinical trial settings, which is an additional indication we are targeting. As a result, there is substantial uncertainty about the effectiveness of CB001 for its target indication and about whether our program targeting another indication will be successful.

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

     Revenues from our umbilical cord blood preservation and storage products have grown significantly over the past several years, from $7.1 million in fiscal 2001, to $20.1 million in fiscal 2002, to $30.9 million in fiscal 2003 and to $36.8 million in fiscal 2004. We believe that this is a result of our increased marketing efforts and from increased awareness by the public generally of the concept of cord blood banking. We may not be able in the future, however, to sustain this growth rate nor the current level of Viacord’s revenues. Principal factors that may adversely affect our revenue, such as litigation, competition from other private cord blood banks or risks of reputational damage, are described in more detail elsewhere in this “Risk Factors That May Affect Results” section. If we are unable to sustain our revenues, we may need to reduce our product candidate development activities or raise additional funds earlier than anticipated or on unfavorable terms.

We expect to continue to incur operating losses and may never become profitable.

     We have generated operating losses since our inception. As of March 31, 2005, we had cumulative net losses of approximately $162.8 million. These losses have resulted principally from the costs of our research and development activities, which have totaled approximately $91.9 million since our inception. We expect our losses to continue for the next several years as we make substantial expenditures to further develop and commercialize our product candidates. In particular, we expect that our rate of spending will accelerate over the next several years as a result of increased costs and expenses associated with clinical trials, including our current Phase I trial for CB001, submissions for regulatory approvals and potential commercialization of our products, including the build out of commercial scale manufacturing facilities. Furthermore, we expect to make additional investments in the near term in our ViaCell Reproductive Health franchise, as we seek to expand the market for our Viacord product offering and develop our Viacyte product candidate. Our ability to become profitable will depend on many factors, including our ability to establish the safety and efficacy of our product candidates, obtain necessary regulatory approvals and successfully commercialize products. We cannot assure you that we will ever become profitable.

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

     We were sued for allegedly infringing two patents relating to our Viacord umbilical cord stem cell cryopreservation business after we rejected the initial requests of the plaintiff, PharmaStem Therapeutics, Inc., seeking a license arrangement because we believe that we do not infringe these patents and that they are invalid. In October 2003, the jury in this case in the United States District Court for the District of Delaware ruled that we and the several other defendants, who represent a majority of the family cord blood preservation industry, willfully infringed the two patents, which relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. In 2004, the federal district court overturned the jury verdict against ViaCell on one of the two patents, ruling that we did not infringe the patent. Regarding the other patent, the Court initially vacated the verdict and granted a new trial on infringement and damages (if any) in connection with which PharmaStem sought a preliminary injunction. However, the Court subsequently reversed its ruling, overturning the jury’s verdict of infringement of the patent and denying PharmaStem’s motion for preliminary injunction. On January 6, 2005, PharmaStem filed a Notice of Appeal and on March 22, 2005 filed its appeal brief. Our appeal brief is due May 16, 2005.

     In August 2004, the US Patent and Trademark Office (“US PTO”) ordered the re-examination of both of these patents based on the prior art submitted. On February 2, 2005, the PTO issued an Office Action rejecting all claims of the ’553 method patent as unpatentable over the prior art. PharmaStem will now have an opportunity to respond to this Office Action by arguing that its claims are patentable. If the US PTO does not find the claims of the patents to be unpatentable and if an appeal in the litigation is not resolved favorably to us, we could be enjoined from further engaging in our umbilical cord stem cell cryopreservation business. In such case, we will not be able to conduct this business unless PharmaStem grants a license to us. In such event, PharmaStem would be under no legal obligation to grant us a license or to do so on economically reasonable terms, and previously informed us that it would not do so at all after October 15, 2004. If it becomes necessary, but we are unable, to obtain a license, or are unable to obtain a license on economically reasonable terms, we will not be able to further engage in our umbilical cord stem cell cryopreservation business. If we cannot continue our cord blood preservation business, that would have a material adverse effect on our business, results of operations and financial condition, as we would no longer have access to the current source of almost all of our revenues. We had revenues of approximately $36.8 million in 2004 from Viacord sales. The judgment in the case, which was subsequently overturned, was entered against us for approximately $2.9 million relating to past infringement, based on 6.125% royalties on our revenue from the storage of umbilical cord blood since April 2000. If it becomes necessary, and we are able, to obtain a license from PharmaStem, it may be at a royalty rate greater than 6.125% or on terms less favorable than PharmaStem has granted to other cord blood banks. For example, we understand PharmaStem has licensed other cord blood banks under its patents for royalty rates of 15%. We have also been sued again by PharmaStem in federal district court in Massachusetts on two different but related patents, as have several others in the family cord blood preservation industry, albeit in separate actions in other courts, and many of the same risks are present in that litigation as in the original Delaware litigation. We filed — and were subsequently granted — a motion to consolidate the Massachusetts case with six other actions in a single proceeding in the District of Delaware. On January 7, 2005, PharmaStem filed a Motion for Preliminary Injunction in the Massachusetts litigation. If this Motion is granted, we could be enjoined from collecting and storing cord blood that had not been collected as of the date the injunction is issued while the case is litigated and thereafter if we lose the case. We believe that the issues presented in PharmaStem’s Motion are substantially the same as the issues presented in the Delaware litigation and, while no assurance can be given, we believe that PharmaStem’s Motion will be denied. We may enter into settlement negotiations with PharmaStem regarding our litigation with PharmaStem. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all. For a fuller discussion of the PharmaStem litigation, see the section entitled “Part II, Item I — Legal Proceedings” of this report.

We may not be able to raise additional funds necessary to fund our operations.

     As of March 31, 2005, we had approximately $67.5 million in cash, cash equivalents, short- and long-term investments. In order to develop and bring our stem cell product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials. While we anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operations for the three years, we may need or want to raise additional funding sooner, particularly if our business or operations change in a manner that consume available resources more rapidly than we anticipate. We expect to attempt to raise additional funds well in advance of completely depleting our available funds.

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

     To obtain regulatory approvals in the United States for CB001, for instance, we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the US Food & Drug Administration, or FDA, that CB001 is safe, effective and potent for each disease for which we seek approval. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that CB001 is safe, effective and potent for use in humans. Although we currently anticipate that we may complete patient enrollment in our Phase l clinical trial for CB001 by the third quarter of 2005, the completion of patient enrollment for the Phase 1 trial may take longer than anticipated. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we or the FDA could stop our trials before completion. Although we do not have particular reasons to expect unusual delays or a need to terminate our clinical trials, to date, some participants in our CB001 clinical trial have experienced serious adverse events, two of which have been determined to be possibly related to CB001. A serious adverse event is an event that results in significant medical consequences, such as hospitalization, disability or death and must be reported to the FDA. While we believe that the serious adverse event profiles we have observed are consistent with those of the disease conditions of patients in the trial and with those associated with stem cell and bone marrow transplants generally, we cannot assure you that safety concerns regarding CB001 will not develop.

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

     Clinical data were not included in the original 510(k) application. Our media supplier responded to the FDA letter and submitted existing, published third party clinical data and additional information to the 510(k) application.

     In April of 2005 our media supplier informed us that they had received a letter from the FDA that included the following information:

•	a statement that our media supplier had not demonstrated substantial equivalence of the media to a predicate device and therefore the FDA did not clear the media for commercial use.

•	a statement that our media supplier could resubmit a 510(k) when additional data supporting substantial equivalence of the media to a predicate device are available. The Company believes data from a new clinical trial would support substantial equivalence and a new 510(k) application.

•	a statement that the media had been reclassified as a class 3 device and that in order to commercially market the device in the U.S. an approved PMA would be required, unless the device was reclassified, in which case the media could be cleared for marketing based on a 510(k). The Company believes the media will be reclassified as a class 2 device at the time of resubmission of a 510(k) which includes data from a new clinical trial.

•	a statement that any clinical investigation performed using the media in the U.S. would require an investigation device exemption (IDE).

     We believe data from a new clinical trial would support substantial equivalence and a new 510(k) application. We also believe the oocyte cryopreservation media will be re-classified as a class 2 device at the time of re-submission of a 510(k) filing which would include data from a new clinical trial, although there can be no assurance that the FDA will not require a PMA filing rather than a 510(k) filing. In addition, no assurance can be given that the media will be approved by the FDA even following submission of a new filing with clinical trial data. A failure to re-classify the media as a class 2 device would substantially lengthen our planned developmental timeline for and substantially increase the costs of commercializing this service. We have not investigated the regulations for the cryopreservation of oocytes in foreign jurisdictions.

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

     Our success depends in part on our not infringing other parties’ patents and proprietary rights as well as not breaching any licenses relating to our technologies and product candidates. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third party patents or patent applications. These third parties could bring claims against us, our collaborators or our licensors that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. For instance, in defending the Delaware claim of patent infringement brought against us by PharmaStem, which, until recently, was the only infringement claim we had faced, we have incurred total legal expenses as of March 31, 2005 of $6.7 million. Depending upon the extent of the appeals process concerning either or both patents asserted in Delaware, and the extent we litigate the additional patent infringement lawsuit originally brought by PharmaStem in Massachusetts and any related appeals, we estimate that we could incur at least an additional $1.0 million to $2.0 million in litigation expenses. Further, if other patent infringement suits were brought against us, our collaborators or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. In addition, payments under such licenses would reduce the earnings otherwise attributable to the related products.

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

     We expect to continue expanding our reproductive health services in the United States. This expansion could put significant strain on our management, operational and financial resources. Currently, our only facilities abroad are offices and laboratories in Singapore. To manage future growth, we would need to hire, train and manage additional employees, particularly a specially-trained sales force. We plan to begin commercializing our oocyte cryopreservation technology if and when the cryopreservation media obtains FDA clearance. In April 2005, our media supplier received a letter from the FDA stating that a new clinical trial would be required, that the media had been reclassified as a class 3 device and that in order to commercially market the device in the U.S. an approved PMA would be required, unless the device was later reclassified, in which case the media could be cleared for marketing based on a 510(k) filing. Should the media be cleared for marketing to commercialize this product, we would be required to institute additional and distinct sales and marketing, manufacturing and storage capacities in addition to leveraging our existing capabilities in these areas. Concurrent with expanding our reproductive health activities, we will also be increasing our research and development activities, most significantly the clinical development of our lead product candidate, CB001, with the expectation of ultimately commercializing that product candidate.

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

     Our cord blood preservation and our potential oocyte cryopreservation products are and will be activities in which our reputation among clients and the medical and birthing services community will be extremely important to our commercial success. This is due in significant part to the nature of the product and service we provide. For instance, as part of our Viacord product, we are assuming custodial care of a child’s umbilical cord blood tissue entrusted to us by the parents for potential future use as a therapeutic for the child or its siblings. We believe that our reputation enables us to market ourselves as a premium provider of cord blood preservation among our competitors. While we seek to maintain high standards in all aspects of our provision of products and services, we cannot guarantee that we will not experience mishaps. Like family cord blood banks generally, we face the risk that a customer’s cord blood unit could be lost or damaged while in transit from the collection site to our storage facility, including while the unit is in the possession of third party commercial carriers used to transport the units. There is also risk of loss or damage to the unit during the preservation or storage process. Any such mishaps, particularly if publicized in the media or otherwise, could negatively impact our reputation, which could adversely affect our business and business prospects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PharmaStem Litigation

     As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we were sued by PharmaStem Therapeutics, Inc. for allegedly infringing two patents relating to our Viacord umbilical cord stem cell cryopreservation business after we rejected PharmaStem’s initial requests seeking a license arrangement because we believe that we do not infringe these patents and that they are invalid. PharmaStem filed a complaint in early 2002 against us and several other defendants in the United States District Court for the District of Delaware, alleging infringement of US Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. In 2003, the jury ruled against us and the other defendants, Cbr Systems, CorCell and Cryo-Cell, who represent a majority of the family cord blood preservation industry, and a judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenue from the processing and storage of umbilical cord blood since April 2000.

     In 2004, the Delaware Court overturned the judgment against ViaCell on the ‘553 method patent, ruling that we did not infringe the patent. Regarding the ‘681 composition patent, the Court initially vacated the verdict and ordered a new trial on infringement and damages (if any), in connection with which, PharmaStem sought a preliminary injunction. However, the Court subsequently reversed its ruling, overturning the jury’s verdict of infringement of the ‘681 patent and denying PharmaStem’s motion for preliminary injunction. On January 6, 2005, PharmaStem filed a Notice of Appeal and a Motion to Expedite the Appeal of the Court’s decision. On February 15, 2005, that Motion to Expedite the Appeal was denied. PharmaStem’s appeal brief was filed on March 22, 2005, and our appeal brief is due May 16, 2005.

     In August 2004, the US Patent and Trademark Office (US PTO) ordered the re-examination of both the ’553 method patent and the ’681 composition patent based on the prior art. On February 2, 2005, the PTO issued an Office Action rejecting all claims of the ’553 patent as invalid over prior art.

     Should the US PTO find the claims of these patents to be unpatentable, then the litigation proceedings between us and PharmaStem with respect to the unpatentable claims would cease. If the Court’s judgment as to non-infringement of the ’553 or ’681 patent is reversed on appeal and if we are subsequently enjoined from further engaging in our umbilical cord stem cell cryopreservation business, we will not be able to conduct this business unless PharmaStem grants a license to us, which PharmaStem previously informed us that it would not do after October 15, 2004. While we do not believe this outcome is likely, if, in the event of an injunction, we are not able to obtain a license under the disputed patents or operate under an equitable doctrine known as “intervening rights,” we will be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products.

     PharmaStem also filed a complaint against us in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of US Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. By agreement of the parties, ViaCell responded to the complaint on December 16, 2004. We continue to believe that the patents in this new Massachusetts action are invalid and that we do not infringe them in any event. On January 7, 2005, PharmaStem filed a Motion for Preliminary Injunction in the Massachusetts litigation. That Motion is currently stayed. If this Motion is granted, we could be enjoined from collecting and storing cord blood that had not been collected as of the date the injunction is issued while the case is litigated and thereafter if we lose the case. We believe that the issues presented in PharmaStem’s Motion are substantially the same as the issues presented in the Delaware litigation and, while no assurance can be given, we believe that PharmaStem’s Motion will be denied. If we are ultimately found to infringe, we could have a significant damages award entered against us, and we could also face an injunction which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem on the disputed patents. We believe the issues presented in this case are substantially the same as the issues presented in the Delaware litigation. Accordingly, we filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On January 21, 2005, the Massachusetts case was stayed pending a ruling on this request. On February 16, 2005, our request was granted. The cases have thus been consolidated in Delaware.

     In April 2005, the US PTO ordered re-examination of some claims of the patents at issue in the second litigation, the ‘645 and ‘427 patents, based on the prior art. A request for re-examination of other claims of those patents was denied.

     The timing and order of the litigations involving ViaCell and PharmaStem are not presently known. Decisions in the re-examination proceedings of the ’681, ’553, ‘645 and ‘427 patents, now pending before the US PTO, may also affect these factors.

     We may enter into settlement negotiations with PharmaStem regarding our litigation with PharmaStem. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.

Worth Litigation

     On May 13, 2004, we received a First Amended Complaint filed in the Superior Court of the State of California by Kenneth D. Worth, by and for the People of the State of California, and naming as defendants a number of private cord blood banks, including us. The complaint alleges that the defendants have made fraudulent claims in connection with the marketing of their cord blood banking services and seeks restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing to abusively and fraudulently market their services and requiring them to provide certain information and refunds to their customers, unspecified punitive and exemplary damages and attorney’s fees and costs. Subsequently, we received a Notice of Ex Parte Application for Leave to Intervene filed on behalf of the Cord Blood Foundation by the same individual and seeking similar relief. On October 7, 2004, the Court orally granted a motion to strike the complaint under the California anti-SLAPP statute and dismissed the complaint as to all defendants without leave to amend. Judgment has been entered, dismissing the complaint, and plaintiff has filed a notice of appeal and a petition for a writ of mandate. The petition has been dismissed and the appeal is proceeding. We believe that the plaintiff is in the process of negotiating a settlement with all defendants other than us. We are not yet able to conclude as to the likelihood that plaintiff’s claims would be upheld if the judgment of dismissal were reversed on appeal, nor can we estimate the possible financial consequences should plaintiff prevail. However, we believe this suit to be without merit and intend to continue to vigorously defend ourselves.

Cbr Systems Litigation

     On February 24, 2005, Cbr Systems, Inc., a private cord blood banking company, filed a complaint against us in the United States District Court for the Northern District of California alleging false and misleading advertising by us in violation of the federal Lanham Act and various California statutes and common law and seeking an injunction from continuing such advertising and unspecified damages. On April 13, 2005, we answered the complaint, denying Cbr’s allegations, and filed counterclaims alleging false and misleading advertising by Cbr. Our counterclaims seek an injunction and damages, and we are evaluating Cbr’s allegations and intend to vigorously defend ourselves in this action.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

     During the period from January 1, 2005 until February 9, 2005 (the effective date of our Registration Statement on Form S-8 covering option exercises under our equity incentive plan), we issued 93,145 shares of common stock to former employees upon option exercises for an aggregate sale price of approximately $348,000. During the first fiscal quarter of 2005, we also granted options to employees to purchase 13,500 shares of common stock at an exercise price of $9.00 per share. There were no underwriters employed in connection with any of these transactions. Each option grant and stock issuance was deemed exempt from registration under the Securities Act under Rule 701 promulgated thereunder, because the security was offered and sold pursuant to either a written compensatory plan or a written contract relating to compensation.

Use of Proceeds from Registered Securities

     Our common stock has been traded on the NASDAQ National Market System under the symbol “VIAC” since January 21, 2005. Prior to that time there was no established public trading market for our common stock.

     In connection with our initial public offering, we registered shares of our common stock under the Securities Act of 1933, as amended. Our registration statement on Form S-1 (Reg. No. 333-114209) was declared effective by the SEC on January 19, 2005. The offering commenced as of January 20, 2005. 8,625,000 shares of our common stock registered were sold in the offering. The offering did not terminate before any securities were sold. We completed the offering on January 26, 2005. Credit Suisse First Boston and UBS Investment Bank were the managing underwriters.

     All 8,625,000 shares of our common stock registered in the offering were sold with an initial public offering (“IPO”) price per share of $7.00. The aggregate purchase price of the offering was $60,375,000, of a maximum potential registered aggregate offering price of $92,000,000. The net offering proceeds to us were $53,291,000 after deducting total expenses related to the issuance and distribution of the IPO common stock of $7,084,000 consisting of:

•	$2,700,000 in legal, accounting and printing fees;

•	$4,200,000 in underwriters’ discounts, fees and commissions; and

•	$184,000 in miscellaneous expenses.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

     During fiscal quarter ended March 31, 2005, the Company used the net proceeds of the IPO in the following manner:

•	$15,509,760 to pay off all outstanding principal and interest on promissory notes held by funds affiliated with MPM Asset Management LLC, the manager of which serves on the Company’s board of directors;

•	approximately $2,548,000 toward working capital and fixed assets, including our clinical trials for CB001 and preclinical research and development activities relating to our product candidates; and

•	approximately $35,233,240 in temporary investments.

     Other than repayment of the promissory notes, no payments of such proceeds were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Establishment of Executive Management Bonus and Equity Awards for 2004 and Base Salary and Bonus Potential for 2005

     In February 2005, the Compensation Committee of the Board of Directors of ViaCell awarded Marc Beer, Chairman and CEO, a cash bonus of $113,832, set his base salary for 2005 at $350,000 and set his 2005 target bonus level at 60% of base. It also awarded the following cash bonuses to, and set the 2005 base salary for, each of the Company’s named executives as follows:

Name and Position	2004 Cash Bonus Award	2005 Base Salary
Cristoph Adams	$38,690	$233,018

Stephen Dance	$33,700	$ 245,000

Kurt Gunter	$28,860	$233,028

Stephan Wnendt	$55,050	$230,000

     All bonus awards were based on achievement of goals and benchmark data. Target bonus levels for these four executives for 2005 were set at levels ranging from 20% to 32% of base salary.

     In addition, on April 27, 2005, the Board approved the Compensation Committee’s recommendation to grant Messrs. Adams and Gunter each an incentive stock option to purchase 25,000 shares of ViaCell common stock at an exercise price of $7.25 per share (the closing price of our common stock on the Nasdaq National Market on the date preceding the date of grant), vesting quarterly in sixteen equal installments with respect to the underlying shares commencing on May 18, 2005 and continuing on each three month anniversary of such date.

ITEM 6.EXHIBITS

     See the Exhibit List following the “Signatures” page below.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACELL, INC.

Date: May 13, 2005	/s/ Marc D. Beer

Marc D. Beer
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2005	/s/ Stephen G. Dance

Stephen G. Dance
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Item
4.4(1)	Form of Warrant issued to former investors in the Company’s Series J convertible preferred stock on January 26, 2005 to purchase up to a total aggregate amount of 2,190,000 shares of common stock.

10.1	Development Agreement dated January 24, 2005 by and between the Company and Miltenyi Biotec GmbH. *

10.2	Supply Agreement dated January 24, 2005 by and between the Company and Miltenyi Biotec GmbH. *

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference.

*	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by brackets ([**]).