Form 10-Q
period 2006-06-30
VIACELL INC
filed 2006-08-14
CIK 1114529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐      No ☑
As of August 8, 2006, 38,616,471 shares of the Company’s common stock, $0.01 par value, were outstanding.

ViaCell, Inc.
Quarterly Report on Form 10-Q
For the Fiscal Quarter Ended June 30, 2006
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ViaCell, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$29,932	$33,138
Short-term investments	26,756	27,406
Accounts receivable, less allowances of $1,436 and $1,111 at June 30, 2006 and December 31, 2005, respectively	11,876	13,736
Prepaid expenses and other current assets	3,215	2,679
Restricted cash	162	162

Total current assets	71,941	77,121
Property and equipment, net	8,877	8,702
Goodwill	3,621	3,621
Intangible assets, net	2,722	2,823
Restricted cash	1,944	1,932
Other assets	31	31

Total assets	$89,136	$94,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt obligations	$661	$1,543
Accounts payable	1,671	1,141
Accrued expenses	10,755	7,706
Deferred revenue	6,706	5,785

Total current liabilities	19,793	16,175
Deferred revenue	12,103	9,930
Deferred rent	3,705	3,876
Contingent purchase price	8,155	8,155
Long-term debt obligations, net of current portion	53	84

Total liabilities	43,809	38,220
Commitments and contingencies (Note 4 )
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares at June 30, 2006 and December 31, 2005; issued and outstanding 38,374,069 and 38,117,725 shares at June 30, 2006 and December 31, 2005, respectively	384	381
Additional paid - in capital	230,161	229,955
Deferred compensation	—	(1,087)
Accumulated deficit	(185,433)	(173,443)
Accumulated other comprehensive income	215	204

Total stockholders’ equity	45,327	56,010

Total liabilities and stockholders’ equity	$89,136	$94,230

The accompanying notes are an integral part of these consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Processing and storage revenues	$13,362	$11,188	$25,299	$21,163
Grant revenues	177	195	320	360

Total revenues	13,539	11,383	25,619	21,523
Operating expenses:
Cost of processing and storage revenues	2,536	2,028	4,864	3,981
Research and development	3,660	3,116	7,126	6,762
Sales and marketing	9,995	6,076	17,916	11,645
General and administrative	5,013	3,588	9,650	6,635
Restructuring	0	90	(180)	211

Total operating expenses	21,204	14,898	39,376	29,234
Loss from operations	(7,665)	(3,515)	(13,757)	(7,711)
Interest income (expense):
Interest income	803	458	1,527	773
Interest expense	(17)	(38)	(43)	(193)

Total interest income, net	786	420	1,484	580
Loss from operations before cumulative effect of change in accounting principle	(6,879)	(3,095)	(12,273)	(7,131)
Cumulative effect of change in accounting principle	—	—	283	—

Net loss	(6,879)	(3,095)	(11,990)	(7,131)
Accretion on redeemable convertible preferred stock	—	—	—	987

Net loss attributable to common stockholders	$(6,879)	$(3,095)	$(11,990)	$(8,118)

Net loss per share:
Net loss per common share, basic and diluted	$(0.18)	$(0.08)	$(0.31)	$(0.24)
Weighted average shares used in basic and diluted net loss per share computation	38,367	37,526	38,329	33,261
The accompanying notes are an integral part of these consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(6,879)	$(3,095)	$(11,990)	$(7,131)
Foreign currency translation adjustment	2	(13)	11	(55)

Comprehensive loss	$(6,877)	$(3,108)	$(11,979)	$(7,186)

The accompanying notes are an integral part of these consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(11,990)	$(7,131)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,130	991
Cumulative effect of change in accounting principle	(283)	—
Stock-based compensation	1,531	794
Reserve for bad debt	777	188
Non-cash interest expense on related party notes	—	87
Loss on disposal of property and equipment	—	17
Tenant improvement allowance	60	—
Other	4	11
Changes in assets and liabilities:
Accounts receivable	1,093	(3,390)
Prepaid expenses and other current assets	(733)	1,448
Accounts payable	507	510
Accrued expenses	3,007	335
Deferred revenue	3,094	3,421
Deferred rent	(263)	3,172

Net cash (used in) provided by operating activities	(2,066)	453

Cash flows from investing activities:
Purchases of property and equipment	(1,204)	(2,721)
Proceeds from maturities of investments	20,922	14,346
Purchase of investments	(20,276)	(17,734)
Changes in other assets	—	210

Net cash used in investing activities	(558)	(5,899)

Cash flows from financing activities:
Proceeds from exercise of stock options	49	630
Net proceeds from sale of common stock in initial public offering, net of offering costs	—	53,249
Proceeds from refund of security deposit	218	—
Repayments on credit facilities	(881)	(822)
Repayment of notes payable to related party, including accrued interest	—	(15,510)
Payments on capital lease principal	(36)	(45)

Net cash (used in) provided by financing activities	(650)	37,502

Effect of change in exchange rates on cash	68	(109)
Net increase (decrease) in cash and cash equivalents	(3,206)	31,947
Cash and cash equivalents, beginning of period	33,138	6,746

Cash and cash equivalents, end of period	$29,932	$38,693

The accompanying notes are an integral part of these consolidated financial statements.

ViaCell, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Nature of Business
          ViaCell is a biotechnology company dedicated to researching, developing and commercializing cellular therapies. The Company has a pipeline of proprietary umbilical cord blood-derived and adult-derived stem cell product candidates being studied as possible treatments for cancer, cardiac disease and diabetes. The Company’s lead umbilical cord blood-derived stem cell therapy product candidate, CB001, is being developed as a possible treatment for hematopoietic stem cell reconstitution in patients affected by a variety of cancers. In addition to the Company’s therapeutic research and development programs, it has a reproductive health business that generates revenues from sales of ViaCord, a service offering through which expectant families can preserve their babies’ umbilical cord blood for possible future medical use. The Company is working to leverage its commercial infrastructure and product development capabilities by developing ViaCyte, its product candidate being studied for its potential to broaden reproductive choices for women through the cryopreservation of human unfertilized eggs, as well as potential in-licensing or acquisition of additional opportunities.
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
2. Summary of Significant Accounting Policies
   Basis of Presentation
     The accompanying consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, and related notes, are unaudited but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in its 2005 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. Results for the three and six months ended June 30, 2006 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
   Use of Estimates
   The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
   Stock-Based Compensation
     The ViaCell, Inc. Amended and Restated 1998 Equity Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options to employees, consultants and directors of the Company. The number of shares of common stock authorized for issuance under the Plan as of June 30, 2006 was 7,200,000. Incentive stock options may only be granted to employees of the Company. The exercise price of each option is determined by the Board of Directors. The exercise price of each incentive stock option, however, may not be less than the fair market value of the stock on the date of grant. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provision of SFAS 123R, stock-based compensation expense is measured using the Black-Scholes option pricing model at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service period. Previously, the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretation, which resulted in the accounting for employee stock options at their intrinsic value in the consolidated financial statements.
     The Company recognized the full impact under SFAS 123R of the Company’s share-based payment plan as stock-based compensation expense for continuing operations in its unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 as follows (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Cost of processing and storage revenues	$17	$32
Research and development	136	240
Sales and marketing	70	127
General and administrative	597	1,132

Total stock-based compensation expense	$820	$1,531

     Upon adoption of SFAS 123R, using the modified prospective method, the Company recognized a one-time benefit of $0.3 million for the three months ended March 31, 2006 as a cumulative effect of a change in accounting principle resulting from the adjustment to estimate forfeitures of the Company’s stock option grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded stock-based compensation expense of the Company’s unvested stock options in determining the cumulative effect of a change in accounting principle. The impact to the Company of adopting SFAS 123R for the three and six months ended June 30, 2006 was an increase to loss from operations of $0.8 million and $1.5 million, respectively, an increase to net loss of $0.8 million and $1.2 million, respectively, an increase to cash flows from operating activities of $0.8 million and $1.2 million, respectively, and an increase in net loss per basic and diluted share of $0.02 and $0.03, respectively.
     The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net loss and net loss per share for the three and six month periods ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Three Months
	Ended June 30,	Six Months Ended
In thousands except per share data	2005	June 30, 2005
Net loss attributable to common stockholders as reported	$(3,095)	$(8,118)
Add: employee stock-based compensation expense included in reported net loss	358	792
Deduct: total employee stock-based compensation expense determined under fair value based method for all awards	(1,144)	(2,222)

Pro forma net loss attributable to common stockholders	$(3,881)	$(9,548)

Basic and diluted net loss per share as reported	$(0.08)	$(0.24)

Pro forma basic and diluted net loss per share	$(0.10)	$(0.29)

     The Company’s expected stock-price volatility assumption in its Black-Scholes option-pricing model is based on both current implied volatility and historical volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the three and six month periods ended June 30, 2006, the Company used a weighted-average expected stock-price volatility of 65%.
     The Company determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three and six month periods ended June 30, 2006, the Company used a weighted average expected option life assumption of 4.57 years. The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
     The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended		Six Months ended		Three Months ended		Six Months ended
	June 30, 2006				June 30, 2005
Option life	4.57	years	4.57	years	5.00	years	5.00	years
Risk-free interest rate		4.61%		4.61%		3.61%		3.61%
Stock volatility		65%		65%		100%		100%
Dividend rate		0%		0%		0%		0%
     As of June 30, 2006, there remained approximately $6.7 million of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.7 years.
     Presented below is the Company’s stock option activity for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding, December 31	3,930,694	$2.77	4,455,538	$2.28
Granted	507,625	5.12	212,200	7.90
Exercised	(48,051)	1.03	(326,978)	1.94
Canceled	(36,252)	5.73	(88,626)	5.10

Outstanding, June 30	4,354,016	$3.03	4,252,134	$2.53
Exercisable, June 30	2,275,932		2,103,472
Weighted average fair value of options granted		$2.88		$7.07

	Options Outstanding at			Options Exercisable at
	June 30, 2006			June 30, 2006
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$0.30	1,380,043	3.89	$0.30	1,080,043	$0.30
0.75	33,200	4.60	0.75	33,200	0.75
0.95	119,986	4.85	0.95	119,986	0.95
2.00	727,925	5.47	2.00	201,925	2.00
4.00	47,275	5.77	4.00	47,275	4.00
5.00	1,220,698	7.40	5.00	645,638	5.00
5.03	267,000	9.89	5.03	19,636	5.03
5.21	232,216	9.67	5.21	15,756	5.21
5.31	138,250	9.23	5.31	25,913	5.31
5.62	9,750	9.44	5.62	1,435	5.62
7.25	25,000	8.82	7.25	7,812	7.25
8.17	96,423	8.52	8.17	63,677	8.17
9.00	7,000	8.61	9.00	1,750	9.00
10.89	40,000	9.03	10.89	10,000	10.89
11.10	9,250	9.04	11.10	1,886	11.10

	4,354,016	6.24	$3.03	2,275,932	$2.34

     The aggregate intrinsic value of outstanding and exercisable options as of June 30, 2006 was $5.3 million and $2.9 million, respectively. The intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $0.05 million and $0.1 million, respectively. The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.2 million and $2.5 million, respectively.
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
     The following sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(6,879)	$(3,095)	$(11,990)	$(8,118)
Weighted average number of common shares outstanding	38,367	37,526	38,329	33,261

Basic and diluted net loss per share	$(0.18)	$(0.08)	$(0.31)	$(0.24)
     The following potentially dilutive securities were excluded because their effect was antidilutive due to the Company’s net loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options	4,209	4,143	4,069	3,869
Warrants	1,431	3,600	1,634	3,604
3. Accrued Expenses
     At June 30, 2006 and December 31, 2005, accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Payroll and payroll related	$1,841	$1,541
Management incentive	662	881
Professional fees	2,378	1,206
Accrued marketing	2,232	1,260
Accrued restructuring (Note 5)	574	632
Deferred rent, current	626	619
Accrued taxes	370	537
Other	2,072	1,030

Accrued expenses	$10,755	$7,706

4. Commitments and Contingencies
   Agreements
     In June 2006, the Company entered into a research collaboration agreement with the Stem Cell Internal Venture (SCIV) of Centocor Research and Development, Inc. to evaluate ViaCell’s proprietary cord blood-derived multi-potent stem cells in preclinical testing as a potential treatment for cardiac disease. The collaboration is also supported by the Biologics Delivery Systems Group of Cordis Corporation, and will focus on dosing, delivery and targeting of ViaCell’s expanded proprietary cord blood stem cells using Cordis’ NOGA delivery system. Under the terms of the agreement, ViaCell will receive an initial up-front payment of $350,000 which it will record as a liability and amortize as a reduction of research and development expense, as work is performed. SCIV will be responsible for its own costs under the collaboration and will pay 50% of the research costs that ViaCell incurs under the collaboration, consistent with the agreed upon budget. In addition, the agreement provides SCIV with the first right to negotiate a collaboration with ViaCell on the clinical development and commercialization of a cardiac product offering based on ViaCell’s proprietary cord blood stem cells.
     In January 2005, the Company entered into development and supply agreements with Miltenyi Biotec GmbH. The development agreement provides for the development by Miltenyi of a cGMP cell separation kit for ViaCell consisting of various antibodies conjugated with magnetic particles to be used in ViaCell’s proprietary Selective Amplification process for the development and commercialization of certain of ViaCell’s proprietary cellular therapy product candidates. Under the development agreement, Miltenyi is obligated to perform various tasks set forth in the agreement in connection with the development of the cell separation kit, including making various filings with the FDA. The Company is obligated to pay up to $950,000 to Miltenyi under the agreement. For the year ended December 31, 2005, the Company had recognized $950,000 of expense related to this development agreement. As of June 30, 2006, the Company had paid $700,000 relating to the development of the product, and has recognized the expense as the work was performed over the development period. The Company paid the remaining $250,000 in August 2006.
     The supply agreement with Miltenyi provides for the exclusive supply of the cell separation kits by Miltenyi to ViaCell. The initial term of the supply agreement is seven years. The Company has purchased $625,000 of cell separation kits in the first six months of 2006, and has committed to purchase an additional $625,000 of cell separation kits during the remainder of 2006. The Company also has certain minimum annual purchase requirements starting in fiscal 2007.
     The Company has entered into an agreement with the Economic Development Board (EDB) of the Government of Singapore under which the Government of Singapore has agreed to give the Company a grant of up to $4,000,000 to fund stem cell research and development programs conducted in Singapore. Under this agreement, the Government of Singapore reimburses the Company for a portion of research and development expenses incurred for work done in Singapore. The Company funded approximately $259,000 and $341,000 of research and development in Singapore during the three months ended June 30, 2006 and 2005, respectively, and recorded grant revenue of approximately $177,000 and $195,000 during the three months ended June 30, 2006 and 2005, respectively. The Company funded approximately $527,000 and $637,000 of research and development in Singapore during the six months ended June 30, 2006 and 2005, respectively, and recorded grant revenue of approximately $320,000 and $360,000 during the six months ended June 30, 2006 and 2005, respectively. The Company and EDB have initiated discussions regarding the grant, which expires in May 2007, and EDB’s desire to extend the grant period. The EDB has informed the Company that it has reviewed grants made to the Company and wants to amend the grant terms to lower EDB’s overall percentage commitment to fund expenses. The Company does not currently expect that any changes will affect prior periods, however there is no assurance that the grant authorities will not challenge whether the grant conditions have been met or seek to recover grants previously made.
     The Company enters into indemnification provisions under its agreements with other companies and individuals performing services for the Company in the ordinary course of business, typically with business partners, licensors and clinical sites. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the party’s activities. Certain indemnification provisions survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. The Company has approximately $51,000 recorded for these agreements as of June 30, 2006 and December 31, 2005.
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
   In 2003, a jury ruled against the Company and the other defendants, Cbr Systems Inc, CorCell, Inc. and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry finding that the patents were valid and enforceable, and that the defendants infringed the patents. A judgment was entered against the Company for approximately $2.9 million, based on 6.125% royalties on the Company’s revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict stating that PharmaStem had failed to prove infringement. PharmaStem has appealed the judge’s decision. The Company has appealed the jury’s finding as to validity of the patents. A hearing on the appeal took place on April 4, 2006.
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
          The U.S. Patent and Trademark Office (“U.S. PTO”) ordered the re-examination of both the ‘553 method patent and the ‘681 composition patent at issue in the first case and the ‘645 and ‘427 patents at issue in the second case based on prior art. A second re-examination of the ‘427 patent was ordered in order to determine whether certain claims of the ‘427 patent should expire in 2008, rather than in 2010. In the second quarter of 2006, the U.S. PTO issued separate office actions rejecting all of the claims of the ‘645, ‘681, ‘553 and ‘427 patents. The U.S. PTO ruled that PharmaStem’s patent claims are unpatentable over prior art. The office actions issued by the U.S. PTO are not final determinations. PharmaStem has responded to the office actions and is challenging the U.S. PTO’s decision. PharmaStem will also have recourse through the Board of Appeals on the office actions.
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
          On May 13, 2004, the Company received a First Amended Complaint filed in the Superior Court of the State of California by Kenneth D. Worth, by and for the People of the State of California, and naming as defendants a number of private cord blood banks, including the Company. The complaint alleged that the defendants made fraudulent claims in connection with the marketing of their cord blood banking services and sought restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing to abusively and fraudulently market their services and requiring them to provide certain information and refunds to their customers, unspecified punitive and exemplary damages and attorney’s fees and costs. Subsequently, the Company received a Notice of Ex Parte Application for Leave to Intervene filed on behalf of the Cord Blood Foundation by the same individual and seeking similar relief. On October 7, 2004, the Court orally granted a motion to strike the complaint under the California anti-SLAPP statute and dismissed the complaint as to all defendants without leave to amend. Judgment has been entered, dismissing the complaint, and plaintiff appealed and then settled the litigation with all defendants other than the Company. On June 19, 2006, the California Court of Appeal dismissed the appeal on the ground that plaintiff lack standing to serve as both class representative and counsel for the class.
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
5. Restructuring
     In December 2004, the Company restructured its German operations and sublet its laboratory facility in Germany to a third party effective January 1, 2005. As a result, the Company recorded an additional restructuring charge of $1.2 million in the fourth quarter of 2004, including facility-related costs of $1.1 million and a contract termination fee of $0.1 million. The majority of the facility-related costs consisted of the write off of the leasehold improvements and fixed assets in the Company’s German facility, as well as the future minimum lease payments related to the facility. The amount of this write off was partially reduced by the minimum future sublease payments received from the sublessee. At December 31, 2004, restructuring costs of $1.2 million had been paid, the net book value of fixed assets was written down by $0.9 million and the accrued liability relating to the restructurings was $0.9 million. In November 2005, the sub-lessee verbally gave notice of their intent to not extend the sublease past December 31, 2006. The sub-lessee has prepaid rent through December 2006. In March 2006, the Company executed an agreement with the sub-lessee under which the sub-lessee made a one-time payment to the Company of approximately $180,000 for giving notice of termination prior to the termination of the first period of the sublease agreement.
     The Company is finalizing discussions with the German grant authorities regarding repayment of part of certain grants made to our German subsidiary in 2003 and 2004. In 2005, the Company was notified that approximately $500,000 in grant proceeds related to fixed asset and operating expenditures in Germany were not reimbursable under the grant and would have to be repaid. As a result, the Company reserved an additional $410,000 during the year ended December 31, 2005 for its estimated liability under this grant. The additional reserves resulted in reversals of grant revenue of approximately $105,000 for the year ended December 31, 2005. In addition, the Company reclassified approximately $200,000 of accrued restructuring reserves to reduce outstanding grants receivable. In May 2006, the State of North-Rhine-Westfalia, Germany performed an audit of the grant as part of an audit of the State’s economic grants granted throughout its territory. It is possible, however, that the grant authorities could request additional repayment of grant funds related to certain operating expenses that were previously funded by the grant authorities for research performed in Germany. However, as of June 30, 2006, the Company considers this possibility to be remote in light of the current status of the audit. As of June 30, 2006, the Company had received approximately $3.6 million in cumulative grant proceeds from the German grant authorities. The Company’s restructuring accrual was $0.6 million at June 30, 2006 and December 31, 2005.
Following is the Company’s activity in the restructuring accrual for the six months ended June 30, 2006 (in thousands):

Balance, December 31, 2005	$632
Payments	(58)

Balance, June 30, 2006	$574
6. Recent Accounting Pronouncement
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption on its financial position or results of operations.
7. Subsequent Event
     In August 2006, the Company entered into a data license and marketing services agreement and related amendment with Mothers Work, Inc. Under the agreement, the Company will obtain an exclusive (within a specifically defined field) license to use information and data related to certain Mothers Work customers for direct marketing purposes (where such customers have affirmatively opted-in to permit such disclosure of information and data) and receive certain marketing services from Mothers Work for its ViaCord service offering. Under the terms of the agreement, ViaCell will pay Mothers Work $5,000,000 per year over the three-year term of the agreement which begins on January 1, 2007 and ends on December 31, 2009. The agreement can be terminated early by either party if the other party commits a material breach of the agreement and can be terminated by the Company in the event that Mothers Work is acquired by a competitor of the Company. In addition, either party can terminate the agreement if certain defined early termination trigger events occur relating to certain third party actions concerning the agreement. In certain circumstances, the Company will, on January 1, 2009, issue to Mothers Work a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price at a 30% premium to the average closing price of the Company’s common stock over the ten trading days immediately preceding January 1, 2007. The warrant would be exercisable for a 1-year period beginning on January 1, 2010.

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
   Overview
     ViaCell is a biotechnology company dedicated to researching, developing and commercializing cellular therapies. We have a pipeline of proprietary umbilical cord blood-derived and adult-derived stem cell product candidates being studied as possible treatments for cancer, cardiac disease and diabetes. CB001, our lead umbilical cord blood-derived stem cell therapy product candidate, is being developed as a possible treatment for hematopoietic stem cell reconstitution in patients affected by a variety of cancers. In July 2006, we announced that we had completed enrollment and treated the last patient in the Phase 1 trial of CB001. If the results of the Phase 1 trial are positive, we intend to advance the product into a Phase 2 trial. In addition to our therapeutic research and development programs, we have a reproductive health business unit that generates revenues from sales of ViaCord, a service offering through which expectant families can preserve their baby’s umbilical cord blood for possible future medical use. We are working to leverage our commercial infrastructure and product development capabilities by developing ViaCytesm, our product candidate being studied for its potential to broaden reproductive choices for women through the cryopreservation of human unfertilized eggs, as well as potential in-licensing or acquisition of additional opportunities. In June 2006, the FDA gave conditional approval of an Investigational Device Exemption to allow ViaCyte to be used in a clinical trial. No further action on the part of the FDA is required to commence the trial. The Company currently plans to conduct a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. Enrollment in the trial is expected to commence in late 2006. The goal of the clinical trial is to generate data to submit to the FDA for 510(k) clearance for ViaCyte.
     Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. The majority of our revenues since inception have been generated in the U.S., and the majority of our long-lived assets are located in the U.S.
   Revenues
     Our current revenues are derived primarily from fees charged to families for the preservation and storage of a child’s umbilical cord blood collected at birth. These fees consist of an initial fee for collection, processing and freezing of the umbilical cord blood and an annual storage fee. The annual storage fee provides a growing annuity of future revenue as the number of stored umbilical cords increases. Our revenues are recorded net of discounts and rebates that we offer our customers under certain circumstances from time to time. Our revenues have increased substantially over the last several years as cord blood banking has gained increased popularity; however, we are unable to predict our long-term future revenues from our umbilical cord blood business. We offer our customers the opportunity to pay their fees directly to us or to finance them with a third party credit provider. The majority of our customers pay their fees directly to us; accordingly we assume the risk of losses due to unpaid accounts.

We maintain a reserve for doubtful accounts to allow for this exposure and consider the amount of this reserve to be adequate as of June 30, 2006.
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
     In addition to the revenues generated by our ViaCord product offering, we recorded revenues in the periods presented from a grant agreement with the Economic Development Board (EDB) of the Government of Singapore. We maintain a research facility in Singapore. We and the EDB have initiated discussions regarding the grant, which expires in May 2007, and EDB’s desire to extend the grant period. The EDB has informed us that it has reviewed grants made to us and wants to amend the grant terms to lower EDB’s overall percentage commitment to fund expenses. We do not currently expect that any changes will affect prior periods, however there is no assurance that the grant authorities will not challenge whether the grant conditions have been met or seek to recover grants previously made.
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
     Our research and development expenses consist primarily of costs associated with the continued development of our lead stem cell product candidate, CB001, our expansion technologies, including Selective Amplification, our other cellular therapy product candidates and ViaCyte, our oocyte cryopreservation product candidate. These expenses represent both clinical development costs and costs associated with non-clinical support activities such as toxicological testing, manufacturing, process development and regulatory services. The cost of our research and development staff is the most significant category of expense, however we also incur expenses for external service providers, including those involved in preclinical studies, consulting expenses, and lab supplies. The major outside expenses relating to our CB001 clinical trial include external services provided for outside quality control testing, clinical trial monitoring, data management, and fees relating to the general administration of the clinical trial. Other direct expenses relating to our CB001 clinical trial include site costs and the cost of the cord blood.
     We expect that research and development expenses will increase in the foreseeable future as we add personnel, expand our clinical trial activities, including activities related to the clinical trial of ViaCyte, and increase our development and clinical and regulatory capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in our research, development and manufacturing programs and activities, the timing and scope of our clinical trials, the rate of patient enrollment in our clinical trials, and the detailed design of future clinical trials. In addition, the results from our clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. On an ongoing basis, we evaluate the results of our product candidate programs, all of which are currently in early stages. Based on these assessments, we consider options for each program, including, but not limited to, terminating the program, funding continuing research and development with the eventual aim of commercializing products, or licensing the program to third parties.
     Our sales and marketing expenses relate to our ViaCell Reproductive Health business. The majority of these costs relate to our sales force and support personnel, marketing expenses and telecommunications expense related to our call center. We also incur external costs associated with advertising, direct mail, promotional and other marketing services. We expect that sales and marketing expenses will remain steady in the foreseeable future since we completed our recent field sales expansion in the quarter ended June 30, 2006. However, we may, from time to time, implement additional promotions and other marketing programs that may increase sales and marketing expenses.
     Our general and administrative expenses include our costs related to the finance, legal, human resources, business development, investor relations and corporate governance areas. These costs consist primarily of expenses related to our staff, as well as external fees paid to our legal and financial advisors, business consultants, and others. We expect that these costs will increase in future years as we expand our business activities.
     In December 2004, we restructured our German operations and sub-leased our German facility to a third party. As a result we recorded a restructuring charge of $1.2 million in the fourth quarter of 2004, including facility costs of $1.1 million and $0.1 million related to a contract termination fee. The majority of the facility-related costs consists of the write off of the leasehold improvements and fixed assets in our German facility, as well as the future minimum lease payments related to the facility. The amount of this write off was partially reduced by the minimum future lease payments receivable from the sub-lessee, as described in “Results of Operations – Restructuring”.

     We are finalizing discussions with the German grant authorities regarding repayment of part of certain grants made to our German subsidiary in 2003 and 2004. In 2005, we were notified that approximately $500,000 in grant proceeds related to fixed asset and operating expenditures in Germany were not reimbursable under the grant and would have to be repaid. As a result, we reserved an additional $410,000 during the year ended December 31, 2005 for our estimated liability under this grant. The additional reserves resulted in reversal of grant revenue of approximately $105,000 for the year ended December 31, 2005. In addition, we reclassified approximately $200,000 of accrued restructuring reserves to reduce outstanding grants receivable. In May 2006, the State of North-Rhine-Westfalia, Germany performed an audit of the grant as part of an audit of the State’s economic grants throughout its territory. It is, however, possible that the grant authorities could request additional repayment of grant funds related to certain operating expenses that were previously funded by the grant authorities for research performed in Germany, however, as of June 30, 2006, we consider this possibility to be remote in light of the current status of the audit. As of June 30, 2006 we had received approximately $3.6 million in cumulative grant proceeds from the German grant authorities.
Results of Operations
Three and Six Months Ended June 30, 2006 and 2005 (table amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Processing revenues	$10,822	$9,349	16%	$20,433	$17,668	16%
Storage revenues	2,540	1,839	38%	4,866	3,495	39%

Total processing and storage revenues	13,362	11,188	19%	25,299	21,163	20%
Grant revenues	177	195	(9)%	320	360	(11)%

Total revenues	$13,539	$11,383	19%	$25,619	$21,523	19%

     The increase in processing revenues of $1.5 million, or 16%, from the three months ended June 30, 2005 to the three months ended June 30, 2006, and the increase in processing revenues of $2.8 million, or 16%, from the six months ended June 30, 2005 to the six months ended June 30, 2006 was due primarily to an increase in the total number of umbilical cords processed, partially offset by a slight decrease in the average selling price for processing.
     The increase in storage revenues of $0.7 million, or 38%, from the three months ended June 30, 2005 to the three months ended June 30, 2006, and the increase in storage revenues of $1.4 million, or 39%, from the six months ended June 30, 2005 to the six months ended June 30, 2006 was due primarily to increases in the number of umbilical cords stored, as well as a slight increase in the average selling price for storage.
     The slight decrease in grant revenues of $0.02 million, or 9%, from the three months ended June 30, 2005 to the three months ended June 30, 2006 and the slight decrease in grant revenues of $0.04 million, or 11%, from the six months ended June 30, 2005 to the six months ended June 30, 2006, was primarily due to decreased spending in our Singapore research facility.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Cost of processing and storage revenues	$2,536	$2,028	25%	$4,864	$3,981	22%
     The increase in direct costs of $0.5 million, or 25%, from the three months ended June 30, 2005 to the three months ended June 30, 2006 and the increase in direct costs of $0.9 million, or 22%, from the six months ended June 30, 2005 to the six months ended June 30, 2006 was due primarily to increases in variable expenses related to the increased number of umbilical cords processed and an increase in the number of umbilical cords stored.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Research and development	$3,660	$3,116	17%	$7,126	$6,762	5%
     During the three and six months ended June 30, 2006 and 2005, our research and development expenses primarily related to our CB001, cardiac and diabetes programs, as well as our basic research programs. The increase in costs associated with research and development of $0.5 million, or 17%, from the three months ended June 30, 2005 to the three months ended June 30, 2006 and $0.4 million, or 5%, from the six months ended June 30, 2005 to the six months ended June 30, 2006, was primarily due to an increase in outside services related to ongoing clinical and preclinical testing of our programs for cancer, cardiac disease, and diabetes, as well as an increase in headcount-related expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Sales and marketing	$9,995	$6,076	64%	$17,916	$11,645	54%
     The increase in sales and marketing expenses of $3.9 million, or 64%, from the three months ended June 30, 2005 to the three months ended June 30, 2006, and the increase in sales and marketing expenses of $6.3 million, or 54%, from the six months ended June 30, 2005 to the six months ended June 30, 2006 was primarily related to increased staffing within both the internal and external sales organization and increased external marketing expenses to strengthen our market presence.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
General and administrative	$5,013	$3,588	40%	$9,650	$6,635	45%
     The increase in general and administrative expenses of $1.4 million, or 40%, from the three months ended June 30, 2005 to the three months ended June 30, 2006 was primarily due to increased accounting fees and outside service fees of approximately $0.4 million associated with compliance with the Sarbanes-Oxley Act of 2002, increased employee related expenses of $0.6 million, increased bad debt expense of $0.4 million reflecting higher processing and storage revenues, as well as increased stock-based compensation related to the adoption of Statement of Financial Accounting Standards No. 123R-“Share-Based Payment” (“SFAS 123R”). The increase in general and administrative expenses of $3.0 million, or 45%, from the six months ended June 30, 2005 to the six months ended June 30, 2006 was primarily due to increased accounting fees and outside service fees of approximately $0.9 million associated with compliance with the Sarbanes-Oxley Act of 2002, increased employee related expenses of $1.0 million, increased bad debt expense of $0.6 million reflecting higher processing and storage revenues, as well as increased stock-based compensation related to the adoption of SFAS 123R.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Restructuring	$0	$90	(100)%	$(180)	$211	(185)%
     In December 2004, we restructured our German operations and sub-leased our German facility to a third party. As a result we recorded a restructuring charge of $1.2 million in the fourth quarter of 2004, including facility costs of $1.1 million and $0.1 million related to a contract termination fee. The majority of the facility-related costs consisted of the write off of the leasehold improvements and fixed assets in our German facility, as well as the future minimum lease payments related to the facility. The amount of this write off was partially reduced by the minimum future lease payments receivable from the sub-lessee. In November 2005, the sub-lessee verbally gave notice of their intent to not extend the sublease past December 31, 2006. The sub-lessee has prepaid rent through December 2006. In March 2006, we signed an agreement with the sub-lessee under which the sub-lessee made a one-time payment to us of approximately $180,000 for giving notice of termination prior to the termination of the first period of the sublease agreement.
     In 2005, we were notified that approximately $0.5 million in grant proceeds related to fixed asset and operating expenditures in Germany were not reimbursable under the grant and would have to be repaid. As a result, during 2005, we recorded restructuring expense of $0.09 million and $0.2 million in the three and six months ended June 30, 2005, respectively, to reserve for this liability. In May 2006, the State of North-Rhine-Westfalia, Germany performed an audit of the grant to our German subsidiary, as part of an audit of the State’s economic grants throughout its territory. It is, however, possible that the German grant authorities could request additional repayment of grant funds related to certain operating expenses that were previously funded by them for research performed in Germany, however, as of June 30, 2006, we consider this possibility to be remote in light of the current outcome of the audit. As of June 30, 2006, we had received approximately $3.6 million in grant proceeds from the German grant authorities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Interest income	$803	$458	75%	$1,527	$773	98%
Interest expense	(17)	(38)	(55)%	(43)	(193)	(78)%

Total interest income, net	$786	$420	87%	$1,484	$580	156%

     Interest income is earned primarily from the investment of our cash in short-term securities and money market funds. The increase in interest income of $0.3 million, or 75%, from the three months ended June 30, 2005 to the three months ended June 30, 2006 and the increase in interest income of $0.8 million, or 98%, from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily relates to an increase in interest rates.
     The decrease in interest expense of $0.02 million, or 55%, from the three months ended June 30, 2005 to the three months ended June 30, 2006 was primarily related to the repayment of debt obligations. The decrease in interest expense of $0.2 million, or 78%, from the six months ended June 30, 2005 to the six months ended June 30, 2006 relates primarily to the repayment of debt obligations, as well as the reduction of interest on the related party notes payable, which were paid in full following the closing of our Initial Public Offering (“IPO”) in January 2005.
Liquidity and Capital Resources
     From inception through June 30, 2006, we have raised $192.0 million from common and preferred stock issuances, which includes $53.3 million in net proceeds from our IPO in January 2005. We used approximately $15.5 million of these net proceeds to repay in full related party notes of $14.0 million, and accrued interest thereon of $1.5 million. As of June 30, 2006, we had approximately $56.7 million in cash, cash equivalents and investments.
     Table excerpted from our Consolidated Statements of Cash Flows (in millions):

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2005	$ Change
Net cash provided by (used in) operating activities	$(2.1)	$0.5	$(2.6)
Net cash used in investing activities	(0.6)	(5.9)	5.3
Net cash provided by (used in) financing activities	(0.7)	37.5	(38.2)
Cash and cash equivalents, end of period	$30.0	$38.7	$(8.7)
     Net cash used in operating activities was $2.1 million for the six months ended June 30, 2006, an increase of $2.6 million from the $0.5 million provided by operating activities in the six months ended June 30, 2005. For the six months ended June 30, 2006, the $2.1 million cash used by operations was primarily due to our net loss of $12.0 million, reduced by non-cash expenses of $3.2 million, net increases in deferred revenue of $3.1 million, and a net decrease in working capital (accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses) of $3.9 million, offset by a decrease in deferred rent of $0.3 million. The increase in deferred revenue of $3.1 million related to sales of long-term pre-paid storage contracts. For the six months ended June 30, 2005, the $0.5 provided by operating activities was due to a net increase in deferred rent of $3.2 million for reimbursements to be received from our landlord related to the build-out of our laboratory facility in Cambridge and prepaid rent received by us from a sublease tenant in Germany. In addition, we had a net increase in deferred revenue of $3.4 million related to increases in long-term pre-paid storage contracts, as well advances received in connection with our grant program with the government of Singapore. These net increases in cash from operating activities were offset by our net loss, net of non-cash expense, of $5.0 million and a net increase in working capital of $1.1 million.
     Net cash used in investing activities for the six months ended June 30, 2006 was $0.6 million as compared to net cash used of $5.9 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, $20.9 million of U.S. Government and high-rated corporate securities matured and $20.3 million was invested in similar securities. We also invested approximately $1.2 million in property and equipment for the six months ended June 30, 2006. For the six months ended June 30, 2005, $14.3 million of U.S. Government and high-rated corporate securities matured and $17.7 million was invested in similar securities. We also invested $2.7 million in property and equipment for the six months ended June 30, 2005.
     Net cash used in financing activities for the six months ended June 30, 2006 was $0.7 million as compared to net cash provided of $37.5 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, the net cash used in financing activities was principally related to repayments of $0.9 million on our long-term debt obligations, offset by proceeds from stock option exercises of $0.2 million. For the six months ended June 30, 2005, the net cash provided by financing activities included net proceeds from our IPO of $53.3 million and proceeds of $0.6 million relating to stock options exercised. These proceeds were partially reduced by cash used to repay a related party note related to the acquisition of Kourion Therapeutics of $15.5 million and repayment of $0.8 million relating to our credit facility with General Electric Capital Corporation.
     We anticipate that our current cash, cash equivalents and investments will be sufficient to fund our operations for the next three years. However, our forecast for the period of time during which our financial resources will be adequate to support our operations is subject to a number of risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more clinical trials, or other aspects of our operations.
     Other than outstanding warrants exercisable for up to 1,430,833 shares of our common stock at June 30, 2006, we have no “off balance sheet arrangements”, as defined by Item 303(a)(4) of the SEC’s Regulation S-K. Please see note 8 of our Form 10-K for the year ended December 31, 2005 for a description of the warrants.

Commitments and Contingencies
Agreements
     In June 2006, we entered into a research collaboration agreement with the Stem Cell Internal Venture (SCIV) of Centocor Research and Development, Inc. to evaluate our proprietary cord blood-derived multi-potent stem cells in preclinical testing as a potential treatment for cardiac disease. The collaboration is also supported by the Biologics Delivery Systems Group of Cordis Corporation, and will focus on dosing, delivery and targeting of our expanded proprietary cord blood stem cells using Cordis’ NOGA delivery system. Under the terms of the agreement, we will receive an initial up-front payment of $350,000 which we will record as a liability and amortize as a reduction of research and development expense, as work is performed. SCIV will be responsible for its own costs under the collaboration and will pay 50% of the research costs that we incur under the collaboration, consistent with the agreed upon budget. In addition, the agreement provides SCIV with the first right to negotiate a collaboration with us on the clinical development and commercialization of a cardiac product offering based on our proprietary cord blood stem cells.
     In August 2006, we entered into a data license and marketing services agreement and related amendment with Mothers Work, Inc. Under the agreement, we will obtain an exclusive (within a specifically defined field) license to use information and data related to certain Mothers Work customers for direct marketing purposes (where such customers have affirmatively opted-in to permit such disclosure of information and data) and receive certain marketing services from Mothers Work for our ViaCord service offering. Under the terms of the agreement, we will pay Mothers Work $5,000,000 per year over the three-year term of the agreement which begins on January 1, 2007 and ends on December 31, 2009. The agreement can be terminated early by either party if the other party commits a material breach of the agreement and can be terminated by us in the event that Mothers Work is acquired by a competitor of ours. In addition, either party can terminate the agreement if certain defined early termination trigger events occur relating to certain third party actions concerning the agreement. In certain circumstances, we will, on January 1, 2009, issue to Mothers Work a warrant to purchase 100,000 shares of our common stock with an exercise price at a 30% premium to the average closing price of our common stock over the ten trading days immediately preceding January 1, 2007. The warrant would be exercisable for a 1-year period beginning on January 1, 2010.
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
     In 2003, a jury ruled against us and the other defendants, Cbr Systems Inc, CorCell, Inc. and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry finding that the patents were valid and enforceable, and that the defendants infringed the patents. A judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict stating that PharmaStem had failed to prove infringement. PharmaStem has appealed the judge’s decision. We have appealed the jury’s finding as to validity of the patents. A hearing on the appeal took place on April 4, 2006.

          In July 2004, PharmaStem filed a second complaint against us. The second complaint was filed in the U.S. District Court for the District of Massachusetts, alleging infringement of U.S. Patents No. 6,461,645 (‘645) and 6,569,427 (‘427), which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. We believe that the patents in this new action are invalid and/or that we do not infringe them. On January 7, 2005, PharmaStem filed a Motion for Preliminary Injunction in the Massachusetts litigation. That motion is currently stayed. We believe the issues presented in this case are substantially the same as the issues presented in the original Delaware litigation. Accordingly, we filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On February 16, 2005, our request was granted. The cases have been consolidated in Delaware.
          The U.S. Patent and Trademark Office (“U.S. PTO”) ordered the re-examination of both the ‘553 method patent and the ‘681 composition patent at issue in the first case and the ‘645 and ‘427 patents at issue in the second case based on prior art. A second re-examination of the ‘427 patent was ordered in order to determine whether certain claims of the ‘427 patent should expire in 2008, rather than in 2010. In the second quarter of 2006, the U.S. PTO issued separate office actions rejecting all of the claims of the ‘645, ‘681, ‘553 and ‘427 patents. The U.S. PTO ruled that PharmaStem’s patent claims are unpatentable over prior art. The office actions issued by the U.S. PTO are not final determinations. PharmaStem has responded to the office actions and is challenging the U.S. PTO’s decision. PharmaStem will also have recourse through the Board of Appeals on the office actions.
          On October 6, 2005, the Delaware court granted our motion to stay all discovery in the second lawsuit pending decisions from the Federal Circuit on PharmaStem’s appeal of the District Court’s ruling of non-infringement in the original case and from the U.S. PTO on the patent re-examinations.
          In either of the pending cases, if we are ultimately found to infringe valid claims of the PharmaStem patents, we could have a significant damages award entered against us. If we are found to infringe at any time during the course of either case, including if the court of appeals were to overturn the district court’s non-infringement ruling, we could also face an injunction which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant us a license or to do so on economically reasonable terms, and previously informed us that it would not do so after October 15, 2004. While we do not believe this outcome is likely, in the event of an injunction, if we are not able to obtain a license under the disputed patents on economically reasonable terms or at all and we cannot operate under an equitable doctrine known as “intervening rights,” we could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. We may enter into settlement negotiations with PharmaStem regarding the litigation. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.
          On May 13, 2004, we received a First Amended Complaint filed in the Superior Court of the State of California by Kenneth D. Worth, by and for the People of the State of California, and naming as defendants a number of private cord blood banks, including us. The complaint alleged that the defendants made fraudulent claims in connection with the marketing of their cord blood banking services and sought restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing to abusively and fraudulently market their services and requiring them to provide certain information and refunds to their customers, unspecified punitive and exemplary damages and attorney’s fees and costs. Subsequently, we received a Notice of Ex Parte Application for Leave to Intervene filed on behalf of the Cord Blood Foundation by the same individual and seeking similar relief. On October 7,

2004, the Court orally granted a motion to strike the complaint under the California anti-SLAPP statute and dismissed the complaint as to all defendants without leave to amend. Judgment has been entered, dismissing the complaint, and plaintiff appealed and then settled the litigation with all defendants other than us. On June 19, 2006, the California Court of Appeal dismissed the appeal on the ground that plaintiff lack standing to serve as both class representative and counsel for the class.
          We have undertaken a review of its various job classifications for legal compliance under state and federal employment laws. Based on that review, we have identified certain job classifications that may be subject to possible challenge and for which there is a reasonable possibility that we could incur a liability, although we also believe that the present classifications can be supported and defended. It is not possible based on the current available information to reasonably estimate the scope of any potential liability.
     Critical Accounting Estimates
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:
     Accounting for Stock-Based Compensation. We have one stock-based employee compensation plan. On January 1, 2006, we adopted SFAS 123R using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the condensed consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2006. Previously, we had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the condensed consolidated financial statements.
     We were required to make significant estimates related to the adoption of SFAS 123R. Changes in the subjective input assumptions can materially affect the fair value estimate of stock-based compensation expense. Our expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the three and six month period ended June 30, 2006, we used a weighted-average expected stock-price volatility of 65%. Higher estimated volatility increases the fair value of a stock option, and therefore increases the expense to be recognized per stock option. We also determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three and six month period ended June 30, 2006, we used a weighted-average expected option life assumption of 4.57 years. Longer expected term assumptions increase the fair value of the stock option, and therefore increase the expense to be recognized per stock option.
     We recognized the full impact of our share-based payment plan in the condensed consolidated statement of income for the three and six month periods ended June 30, 2006 under SFAS 123R and did not capitalize any such costs on the condensed consolidated balance sheets. Upon adoption of SFAS 123R, using the modified prospective method, we recognized a benefit of $0.3 million during the six months ended June 30, 2006 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of our stock option grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded stock–based compensation expense of our unvested stock options in determining the cumulative effect of a change in accounting principle.
Other
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We have not yet completed our evaluation of the impact of adoption on our financial position or results of operations.
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
Foreign Exchange Risk
          Transactions by our German and Singapore subsidiaries are recorded in euros and Singapore dollars, respectively. Exchange gains or losses resulting from the translation of these subsidiaries’ financial statements into US dollars are included as a separate component of stockholders’ equity. We hold euro-based and Singapore dollar-based currency accounts to mitigate foreign currency transaction risk. Since both the revenues and expenses of the Singapore subsidiary are denominated in Singapore dollars and the expenses of the German subsidiary are denominated in euros, the fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The section entitled “Litigation” in “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q is incorporated into this item by reference.
ITEM 1A. RISK FACTORS
NOTE ABOUT FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements, including statements about our current projections as to future financial performance, our expectations as to the potential and anticipated results of our development programs, and our views as to the possible outcome of pending litigation and actions related to our intellectual property portfolio. We have based these forward-looking statements on our current expectations about such future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under this “Risk Factors” section. Given these risks and uncertainties, you are cautioned not to place substantial weight on forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. We do not undertake any obligation to update or revise any of these statements.
We expect to continue to incur operating losses and may never become profitable.
     We have generated operating losses since our inception. As of June 30, 2006, we had cumulative net losses of approximately $185.4 million. These losses have resulted principally from the costs of our research and development activities, which have totaled approximately $108.8 million since our inception. We expect our losses to continue for the next several years as we make substantial expenditures to further develop and commercialize our product candidates. In particular, we expect that our rate of spending will accelerate over the next several years as a result of increased costs and expenses associated with research, clinical trials, submissions for regulatory approvals, and the expansion of clinical and commercial scale manufacturing facilities. Furthermore, we may make additional sales and marketing investments in our ViaCell Reproductive Health business, if deemed advisable to expand the market for our ViaCord product offering. Our ability to become profitable will depend on many factors, including our ability to increase sales of our ViaCord product offering particularly in the face of significant competition, and our ability to establish the safety and efficacy of our product candidates, obtain necessary regulatory approvals for such product candidates and successfully commercialize the resulting products. We cannot assure you that we will ever become profitable. Factors that may affect our ability to become profitable are described in more detail elsewhere in this “Risk Factors” section.

We may not be able to sustain our current level of revenues or our recent growth rates.
     Revenues from sales of ViaCord have grown significantly over the past several years, from $7.1 million in fiscal year 2001, to $20.1 million, $30.9 million, $36.8 million, and $43.8 million in fiscal years 2002, 2003, 2004, and 2005, respectively. In the first six months of 2006, we had revenues from sales of ViaCord of $25.3 million, an increase of 19% over the first six months of 2005. We believe that this revenue growth is a result of our increased marketing efforts and from increased awareness by the public generally of the concept of umbilical cord blood banking. We may not be able in the future, however, to sustain this growth rate or the current level of ViaCord’s revenues. The principal factors that may adversely affect our revenues include competition from other private cord blood banks, a decline in the market for cord blood banking, the risks of associated litigation, in particular, the pending PharmaStem litigation, the risks of operational issues, the risks of not being able to maintain relationships with key third party marketing partners, and the risks of reputational damage. These and other risks that may affect our future revenues are described in more detail elsewhere in this “Risk Factors” section. If we are unable to sustain our revenues, we may need to reduce our product development activities or raise additional funds earlier than anticipated or on unfavorable terms, and our stock price may be adversely affected.
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
          In 2003, a jury ruled against us and the other defendants, Cbr Systems Inc, CorCell, Inc. and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry finding that the patents were valid and enforceable, and that the defendants infringed the patents. A judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in our favor and against PharmaStem, stating that PharmaStem had failed to prove infringement. PharmaStem has appealed the judge’s decision. We have appealed the jury’s finding as to validity of the patents. A hearing on the appeal was held on April 4, 2006.
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

          The U.S. PTO has ordered the re-examination of both the ‘553 method patent and the ‘681 composition patent at issue in the first case and the ‘645 and the ‘427 patents at issue in the second case based on prior art. A second re-examination of the ‘427 patent was ordered in order to determine whether certain claims of the patent should expire in 2008, rather than in 2010. In the second quarter of 2006, the U.S. PTO issued separate office actions rejecting all of the claims of the ‘645, ‘681, ‘553 and ‘427 patents. The U.S. PTO ruled that PharmaStem’s patent claims are unpatentable over prior art. The office actions issued by the U.S. PTO are not final determinations. PharmaStem has responded to the office action and is challenging the U.S. PTO’s decision. PharmaStem will also have recourse through the Board of Appeals on the office actions.
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
     If we are not able to successfully develop and commercialize new products, our future prospects may be limited.
     No company has yet been successful in its efforts to develop and commercialize a stem cell product. Stem cell products in general may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval or commercial use.
     Our cellular therapy product candidates are in the early stages of development. Only one of our therapeutic product candidates, CB001, has been tested in human clinical trials. CB001 consists of a highly enriched population of hematopoietic stem cells which are expanded from umbilical cord blood using our Selective Amplification technology. While stem cell populations expanded using our Selective Amplification technology have shown promising results in preclinical research, those results have not been obtained in humans and may not be indicative of results we may encounter in clinical trials. We may discover that manipulation of stem cells using Selective Amplification or any of our other expansion technologies changes the biological characteristics of the stem cells. For this or other reasons, therapeutic products developed with our stem cell expansion technology may fail to work as intended, even in areas where stem cell therapy is already in use. This may result from the failure of our product candidates to:
•	properly engraft into the recipient’s body in the desired manner;

•	provide the intended therapeutic benefits; or

•	achieve benefits or a safety profile that is acceptable and better or equal to existing therapies.
     In July 2006, we announced that we had completed enrollment and treated the last patient in the Phase 1 clinical of CB001. We expect to announce top-line results from the trial in the fourth quarter of 2006 and, if the results are positive, we intend to advance the product into a Phase 2 trial. If we were to continue development of CB001, we can give no assurance about the timing of such clinical development. There is no assurance, however, that the results of the Phase 1 trial will warrant further clinical development or that CB001 will ultimately prove to be safe and effective. We may also encounter other hurdles related to the clinical path for CB001. For example, in improving our Selective Amplification process, the resulting product candidate may be viewed by the FDA as sufficiently different from the product candidate being used in our current Phase 1 clinical trial. If so, the FDA may require that we conduct new Phase 1 clinical trials using the product candidate manufactured using the improved process to generate appropriate safety data to support later stage clinical trials. In addition, there is evidence that clinicians are increasingly using a new procedure for stem cell transplant patients involving less toxic doses of chemotherapy and radiation than used in conventional transplants. This so called “mini-transplant” procedure was not used in our Phase 1 trials. If we need to redesign trials for CB001 that incorporate mini-transplants, it could require repeating earlier trials. Repeating clinical trials for any reason would significantly delay our development efforts related to CB001.
     Drug development in general involves a high degree of risk. As we obtain results and safety information from preclinical or clinical trials of our product candidates, we may elect to discontinue development or delay additional preclinical studies or clinical trials in order to focus our resources on more promising product candidates. We may also change the indication being pursued for a particular product candidate or otherwise revise the development plan for that candidate. Moreover, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical testing.
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
          In June 2006, the FDA gave us conditional approval of our Investigational Device Exemption, or IDE, to allow our ViaCyte cryopreservation product candidate to be used in a clinical trial. We are currently planning to conduct a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. Enrollment in the trial is expected to commence in late 2006. The goal of the clinical trial is to generate data to submit to the FDA for a 510(k) application. In response to the original 510(k) application filed by our media supplier, the FDA indicated that the media supplier had not demonstrated substantial equivalence of the media to a predicate device and, as a result, the FDA could not clear the media for commercial use. The FDA indicated that the 510(k) application could be re-submitted when additional data supporting substantial equivalence of the media to a predicate device were available. There is no assurance that we will be able to show that our ViaCyte cryopreservation product is safe and effective for its intended use. While methods for preserving sperm and embryos are well-established and have been utilized for in vitro fertilization procedures for the past three decades, methods for cryopreserving oocytes have not been widely employed due to difficulties encountered in freezing this cell. There is no assurance that we will be able to generate the number of live births needed to show that our product candidate is effective. We may also encounter unexpected safety issues. Even if the results of the trial are favorable, there is no assurance that the FDA will agree that we have met the standards for 510(k) clearance. The FDA could at any time determine that some or all of the components used to cryopreserve the oocytes will require pre-market approval, or PMA, and additional trials, which would involve additional time and expense. Even if we are successful in our efforts to develop and gain approval for the ViaCyte oocyte cryopreservation product candidate, the FDA could ask for post-approval safety monitoring which would entail additional expense. The FDA could also restrict the label for the product to limited patient populations which could limit its commercial potential.
We may not be able to raise additional funds necessary to fund our operations.
     As of June 30, 2006, we had approximately $56.7 million in cash, cash equivalents and short-term investments. In order to develop and bring our new products to market, we must commit substantial resources to costly and time-consuming research and development, preclinical testing and clinical trials. While we anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operations for the next three years, we may need or want to raise additional funding sooner, particularly if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. We expect to attempt to raise additional funds well in advance of completely depleting our available funds.
     Our future capital requirements will depend on many factors, including:
•	the level of cash flows from sales of our ViaCord product;

•	the scope and results of our research and development programs;

•	the clinical pathway for each of our product candidates, including the number, size, scope and cost of clinical trials required to establish safety and efficacy;

•	the results of litigation;

•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates, which could be more lengthy or complex than obtaining approval for a new conventional drug given the FDA’s relatively little experience with cellular-based therapeutics;

•	the costs of research and development work focused on developing clinical and commercial scale processes for manufacturing cellular products and the costs of building and operating our manufacturing facilities, both in the near-term to support our clinical activities, and also in anticipation of growing our commercialization activities;

•	funds spent in connection with acquisitions of related technologies or businesses, including contingent payments that may be made in connection with our acquisition of Kourion Therapeutics;

•	the costs associated with expanding our portfolio of product candidates through licensing, collaborations or acquisitions;

•	the costs of increasing or expanding our ViaCord sales and marketing efforts;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including litigation costs and liabilities; and

•	our ability to establish and maintain collaborative arrangements and obtain milestones, royalties and other payments from collaborators.
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
     Our success depends, in large part, on our ability to obtain and maintain intellectual property protection for our product candidates, technologies and trade secrets. We own or have exclusive licenses to U.S. patents and international patents. We also own or have exclusive licenses to pending applications in the U.S. and pending applications in foreign countries. Our pending patent applications may not issue, and we may not receive any additional patents. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the U.S. PTO nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. The claims of our existing U.S. patents and those that may issue in the future, or those licensed to us, may not offer significant protection of our Selective Amplification and other technologies. Our patents on Selective Amplification, in particular, are quite broad. While Selective Amplification is covered by issued patents and we are not aware of any challenges to the validity of these patents, patents with broad claims tend to be more vulnerable to challenge by other parties than patents with more narrowly written claims. Our patent applications covering Unrestricted Somatic Stem Cells, or USSCs, claim these cells and/or their use in the treatment of many diseases. It is possible that these cells could be covered by other patents or patent applications which identify, isolate or use the same cells by other markers, although we are not aware of any. Third parties may challenge, narrow, invalidate or circumvent any patents we obtain based on these applications. Interference proceedings brought by the U.S. PTO may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction to our management.
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
          Our success depends in part on our not infringing other parties’ patents and proprietary rights as well as not breaching any licenses relating to our technologies and product candidates. In the U.S., patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patent applications of which we are unaware that will result in issued patents in our field, and avoiding patent infringement may be difficult. We may inadvertently infringe third party patents or patent applications. These third parties could bring claims against us, our collaborators or our licensors that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. For example, some aspects of our Selective Amplification technology involve the use of antibodies, growth factors and other reagents that are, in certain cases, the subject of third party rights. We believe we have the rights to third party patents for use of all growth factors employed in manufacturing our current product candidates for preclinical and clinical testing, including licenses from Amgen for ex vivo use for SCF, G-CSF and Flt3-L and GlaxoSmithKline for TPO mimetic. The media in which we amplify the cells is available from several commercial sources. Before we commercialize any product utilizing this technology, including CB001, we may need to obtain additional license rights to use reagents from third parties not covered by these patents or licenses. If we are not able to obtain these rights on reasonable terms or redesign our Selective Amplification process to use other reagents, we may not be able to commercialize any products, including CB001. If we must redesign our Selective Amplification process to use other reagents, we may need to demonstrate comparability in subsequent clinical trials or be required to repeat earlier clinical trials, which would be costly and time consuming.
          We may be required to pay substantial damages to a patent holder in an infringement case in the event of a finding of infringement. Under some circumstances in the U.S., these damages could be triple the actual damages the patent holder incurred, and we could be ordered to pay the costs and attorneys’ fees incurred by the patent holder. If we have supplied infringing products to third parties for marketing, or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. Further, if patent infringement suits are brought against us, our collaborators or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. In addition, payments under such licenses would reduce the earnings otherwise attributable to the specific products.
          Patent infringement cases often involve substantial legal expenses. For example, we are involved in two patent infringement lawsuits filed against us by PharmaStem. As of June 30, 2006, we have incurred total legal expenses of approximately $7.3 million related to these cases. Depending upon the results of PharmaStem’s appeal of the District Court’s decision to overturn the jury verdict against us in this case, and the extent to which we are required to litigate the second lawsuit brought by PharmaStem and any related appeals, we estimate that we could incur at least an additional $1.0 million to $5.0 million in litigation expenses.
          In addition to the two PharmaStem patent infringement lawsuits we are contesting, we are aware that PharmaStem owns an additional patent, U.S. Patent No. 6,605,275, in the umbilical cord blood preservation field, which is the field in which we currently do business with our ViaCord product offering and potentially might relate to our CB001 product candidate, if approved and commercialized. This patent expires in 2010. We are also aware of two patents relating to compositions of purified hematopoietic stem cells and their use in hematopoietic stem cell transplantation, which could impact our stem cell therapeutics business. We believe, based on advice of our patent counsel, that we do not infringe any valid claims of this additional PharmaStem patent or of these two other patents. We cannot state with assurance, however, that if we are sued on any of these patents we would prevail. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe these patents and are not able to obtain a license, we may not be able to operate our business.
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
          A key aspect of our business strategy is to establish strategic relationships in order to gain access to technology and critical raw materials, to expand or complement our research, development or commercialization capabilities, or to reduce the cost of developing or commercializing products on our own. While we are continually in discussions with a number of companies, universities, research institutions, cord blood banks and others to establish additional relationships and collaborations, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the acquisition of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others or commercialize or market competitive products in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, the development or commercialization of our technology, potential products or existing products may be substantially delayed or adversely impacted. For example, our agreement with Mothers Work, Inc. related to the marketing of our ViaCord product offering is subject to termination by either party under various specified circumstances, some of which relate to actions that may be taken by third parties and may be outside of our control. We understand from Mothers Work that a third party has taken an action that might give rise to a termination right by Mothers Work or ViaCell. If the termination right were to arise, we believe that the agreement would be terminated prior to the January 1, 2007 effective starting date of the agreement.

          Our cell preservation activities are subject to regulations that may impose significant costs and restrictions on us.
     Cord blood preservation. The FDA has adopted good tissue practice, or GTP, regulations that establish a comprehensive regulatory program for human cellular and tissue-based products. Our ViaCord product offering is subject to GTP regulations. We have registered with the FDA as an umbilical cord blood preservation service, listed our products with the FDA, and we are subject to FDA inspection. We believe that we comply with the new GTP regulations as adopted, though we have not yet been inspected by the FDA. However, we may not be able to maintain this compliance or comply with future regulatory requirements that may be imposed on us, including product standards that may be developed. Moreover, the cost of compliance with government regulations may adversely affect our revenue and profitability. Regulation of our cord blood preservation services in foreign jurisdictions is still evolving.
     Consistent with industry practice, the ViaCord collection kits have not been cleared as a medical device. The FDA could at any time require us to obtain PMA or 510(k) clearance for the collection kits, or new drug application NDA, approval for a drug component of the kits or to file an Investigational New Drug Application (IND) or Biologics License Application (BLA), and seek approval for the cell product. Securing any necessary medical device 510(k) clearance or PMA for the cord blood collection kits, or NDA approval for a drug component of the kits or BLA, would likely involve the submission of a substantial volume of data and may require a lengthy substantive review. The FDA also could require that we cease distributing the collection kits and require us to obtain medical device 510(k) clearance or PMA for the kits or NDA approval of a drug component of the kits or BLA approval prior to further distribution of the kits.
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
     Oocyte cryopreservation. There are no established precedents for U.S. and international regulation of oocyte cryopreservation. The FDA has informed us that it will require a clinical study to support approval of the technology used in oocyte cryopreservation. In June 2006, the FDA gave us conditional approval of an IDE to allow our ViaCyte cryopreservation product offering to be used in a clinical trial. We are currently planning to conduct a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. Enrollment in the trial is expected to commence in late 2006. The goal of the clinical trial is to generate data to submit to the FDA for a 510(k) application. We cannot assure you that the FDA will find the data sufficient to grant 510(k) clearance.
     If we submit a new 510(k) and the FDA does not find the information adequate to support 510(k) clearance, the FDA could require us to obtain PMA to market ViaCyte. This requirement could substantially lengthen our planned developmental timeline and increase the costs of developing and commercializing this product candidate. We cannot assure you that this product candidate will receive either 510(k) clearance or PMA. We believe that the time to conduct a clinical study, prepare a new 510(k), and receive FDA clearance for our oocyte cryopreservation product candidate will take several years.

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
          We are dependent on our existing suppliers and establishing relationships with certain other suppliers for certain components of our product candidates and to manufacture and supply ViaCyte. The loss of such suppliers or our inability to establish such relationships may delay development or limit our ability to manufacture our stem cell therapy products or our ViaCyte product candidate.
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
     We will utilize contract manufacturers to manufacture and supply our ViaCyte media product. We will be dependent on these manufacturers and relationships to satisfy all regulatory requirements and produce sufficient amounts of cGMP-quality product on commercially reasonable terms. In the event that we are unable to find a suitable contract manufacturer that is willing to produce such products on commercially reasonable terms, we may not be able to develop or commercialize our ViaCyte product candidate.
   If our cord blood processing and storage facility or our clinical manufacturing facilities are damaged or destroyed, our business, programs and prospects could be negatively affected.
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
     We lease a clinical manufacturing facility located in Worcester, Massachusetts that is capable of producing stem cells for Phase 1 and 2 clinical trials. We have built out, but not yet completed validation of, a facility in Cambridge, Massachusetts that we intend to replace our Worcester facility and to be capable of producing stem cells for Phase 1, Phase 2 and 3 clinical trials and initial commercialization. With the completion of the CB001 Phase 1 clinical trial, we plan to transfer our existing manufacturing operations from the Worcester facility to our Cambridge manufacturing facility in 2006.
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
     The private umbilical cord banking business is highly competitive. In private umbilical cord blood banking, we compete with companies such as Cbr Systems, Cryo-Cell International, Inc., CorCell, Inc. and LifeBank USA, a division of Celgene Cellular Therapeutics, a wholly-owned subsidiary of Celgene Corporation. Any of these companies may choose to invest more in sales, marketing, research and product development than we have. In cord blood banking, we also compete with public cord blood banks such as the New York Blood Center (National Cord Blood Program), University of Colorado Cord Blood Bank, Milan Cord Blood Bank, Düsseldorf Cord Blood Bank, and approximately 50 other cord blood banks around the world. Public cord blood banks provide families with the option of donating their cord blood for public use. There is no cost to donate and, as public banks grow in size and increase in diversity, which is, for instance, the aim of the Stem Cell Therapeutic Act, the probability of finding suitably matched cells for a family member may increase, which may result in a decrease in demand for private cord blood banking. In addition, if the science of human leukocyte antigens, or HLA, typing advances, then unrelated cord blood transplantation may become safer and more efficacious, similarly reducing the clinical advantage of related cord blood transplantation.
     The pharmaceutical and biotechnology businesses are also highly competitive. We compete with many organizations that are developing cell therapies for the treatment of a variety of human diseases, including companies such as Aastrom Biosciences, Cellerant Therapeutics, Inc., Celgene Corporation, Cytori Therapeutics, Inc., Gamida-Cell, Genzyme Corporation, Bioheart, Inc., and Osiris Therapeutics, Inc. We also face competition in the cell therapy field from academic institutions and governmental agencies. We are also aware that some larger pharmaceutical and biopharmaceutical companies have programs in the cell therapy area. Some of these competitors, and future competitors, may have similar or better product candidates or technologies, greater financial and human resources than we have, including more experience in research and development and more established sales, marketing and distribution capabilities. Specifically, Gamida-Cell, a private company based in Israel, is developing a hematopoietic stem cell therapy product candidate that may be similar to CB001. This product has been evaluated in a Phase 1/2 trial. Enrollment for this trial was completed in August 2004. This product candidate, and potentially others, could have equal or better efficacy than CB001 or could potentially reach the market more quickly than CB001. In addition, public cord blood banks may, as a result of a recent legislative initiative, be able to better compete with our potential cell therapy products, such as CB001. The Stem Cell Therapeutic Act provides financing for a national system of public cord blood banks to encourage cord blood donations from an ethnically diverse population. An increase in the number and diversity of publicly-available cord blood units from public banks could diminish the necessity for cord blood-derived therapeutics produced with our Selective Amplification technology.
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
     We completed our initial public offering in January 2005. Our reporting obligations as a public company, as well as our need to comply with the requirements of the Sarbanes-Oxley Act of 2002, the rules and regulations of the Securities and Exchange Commission and the NASDAQ National Market, place significant additional demands on our finance and accounting staff, on our financial, accounting and information systems and on our internal controls. We have increased the number of our accounting and finance personnel and have taken steps to proactively monitor our networks and to improve our financial, accounting and information systems and internal controls in order to fulfill our responsibilities as a public company and to support growth in our business. We cannot assure you that our current and planned personnel, systems procedures and controls will be adequate to support our anticipated growth or that management will be able to hire, train, retain, motivate and manage required personnel.
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

   The successful commercialization of our potential cell therapy products will depend on patients and physicians obtaining reimbursement for use of these product candidates from third party payers.
     If we successfully develop and obtain necessary regulatory approvals for our therapeutic product candidates, we intend to sell such products initially in the U.S. and, potentially, the European Union. In the U.S., the market for many pharmaceutical products is affected by the availability of reimbursement from third party payers such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. Our potential cellular therapy products may be relatively expensive treatments due to the higher cost of production and more complex logistics of cellular products compared with standard pharmaceuticals. This, in turn, may make it more difficult for patients and physicians to obtain adequate reimbursement from third party payers, particularly if we cannot demonstrate a favorable cost-benefit relationship. Third-party payers may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate. In the countries of the European Union and in some other countries, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to governmental control.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
     We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933. Our Registration Statement on Form S-1 (Reg. No. 333-114209) in connection with our initial public offering was declared effective by the SEC on January 19, 2005. The offering commenced as of January 20, 2005. 8,625,000 shares of our common stock registered were sold in the offering. The offering did not terminate before any securities were sold. We completed the offering on January 26, 2005. Credit Suisse and UBS Investment Bank were the managing underwriters.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Stockholders on May 19, 2006. The following proposals were voted upon at the meeting:
(a)	A proposal to elect Paul Blake, Paul Hastings and Jan van Heek as directors to serve for a three year term ending in 2009 and until their successors are duly elected and qualified or their earlier resignation or removal was approved with the following vote:

Director	For	Withheld
Paul Blake	26,750,947	289,462
Paul Hastings	26,750,842	289,567
Jan van Heek	26,751,369	289,040
(b)	A proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved with 26,852,496 votes for, 174,390 votes against, and 13,523 abstentions. There were no broker non-votes for this proposal.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See the Exhibit Index following the “Signatures” page below.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACELL, INC.

August 14, 2006	/s/ Marc D. Beer
Marc D. Beer
Chief Executive Officer
(Principal Executive Officer)

August 14, 2006	/s/ Stephen G. Dance
Stephen G. Dance
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index
10.1(1)	Letter agreement between ViaCell, Inc. and James Corbett, dated April 4, 2006

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our current report on Form 8-K (No. 0-51110) filed with the SEC on April 13, 2006.