Form 10-Q
period 2007-03-31
VIACELL INC
filed 2007-05-10
CIK 1114529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐ No ☑
     As of May 6, 2007, 38,757,042 shares of the Company’s common stock, $0.01 par value, were outstanding.

ViaCell, Inc.
Quarterly Report on Form 10-Q
For the Fiscal Quarter Ended March 31, 2007
NOTE ABOUT REFERENCES TO VIACELL
          Throughout this report, the words “we,” “our,” “us”, the “Company”, and “ViaCell” refer to ViaCell, Inc. and its subsidiaries.
NOTE ABOUT TRADEMARKS
          ViaCell® and ViaCord® are registered trademarks of ViaCell, Inc. ViaCytesm is a service mark of ViaCell, Inc. Cell Sentineltm is a trademark of Pall Corporation. Motherhood Maternity®, A Pea in the Pod®, Mimi Maternity®, and Destination Maternitytm are trademarks of Mothers Work, Inc.
NOTE ABOUT FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements, including statements about our current projections as to future financial performance, our expectations as to the potential and anticipated results of our research and development programs, and our views as to the possible outcome of pending litigation related to our intellectual property portfolio and other disputes. We have based these forward-looking statements on our current expectations about such future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report in Part II, Item 1A — Risk Factors. Given these risks and uncertainties, you are cautioned not to place substantial weight on forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. We do not undertake any obligation to update or revise any of these statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
ViaCell, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,610	$18,039
Short-term investments	32,808	33,206
Accounts receivable, less allowances of $1,998 and $1,787 at March 31, 2007 and December 31, 2006, respectively	12,471	12,616
Prepaid expenses and other current assets	2,059	2,008

Total current assets	61,948	65,869
Property and equipment, net	8,234	8,376
Goodwill	3,621	3,621
Intangible assets, net	2,571	2,621
Restricted cash	1,795	1,795

Total assets	$78,169	$82,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$62	$55
Accounts payable	1,642	960
Accrued expenses	8,804	9,550
Deferred revenue	7,785	7,300

Total current liabilities	18,293	17,865
Deferred revenue	16,089	14,666
Deferred rent	3,217	3,252
Contingent purchase price	8,155	8,155
Long-term debt obligations, net of current portion	22	27

Total liabilities	45,776	43,965
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares at March 31, 2007 and December 31, 2006, none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares at March 31, 2007 and December 31, 2006; issued and outstanding 38,747,919 and 38,525,036 shares at March 31, 2007 and December 31, 2006, respectively	387	385
Additional paid-in capital	232,962	232,215
Accumulated deficit	(201,174)	(194,490)
Accumulated other comprehensive income	218	207

Total stockholders’ equity	32,393	38,317

Total liabilities and stockholders’ equity	$78,169	$82,282

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands except per share data)
(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
Processing and storage revenues	$14,362	$11,937
Grant revenues	95	144

Total revenues	14,457	12,081
Operating expenses:
Cost of processing and storage revenues	2,639	2,328
Research and development	3,278	3,466
Sales and marketing	11,121	7,922
General and administrative	4,800	4,638
Restructuring	—	(181)

Total operating expenses	21,838	18,173

Loss from operations	(7,381)	(6,092)
Interest income (expense):
Interest income	698	724
Interest expense	(1)	(26)

Total interest income, net	697	698

Loss from operations before cumulative effect of change in accounting principle	(6,684)	(5,394)
Cumulative effect of change in accounting principle	—	283

Net loss	$(6,684)	$(5,111)

Net loss per share:
Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.17)	$(0.14)
Cumulative effect of change in accounting principle	—	0.01

Basic and diluted net loss per common share	$(0.17)	$(0.13)

Weighted average shares used in basic and diluted net loss per share computation	38,669	38,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
Net loss	$(6,684)	$(5,111)
Foreign currency translation adjustment	11	10

Comprehensive loss	$(6,673)	$(5,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,684)	$(5,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	577	559
Cumulative effect of change in accounting principle	—	(283)
Stock-based compensation	613	711
Reserve for bad debt	331	266
Tenant improvement allowance	—	62
Changes in assets and liabilities:
Accounts receivable	(186)	747
Prepaid expenses and other current assets	(52)	(906)
Accounts payable	681	(51)
Accrued expenses	(759)	1,209
Deferred revenue	1,908	1,292
Deferred rent	(89)	(235)

Net cash used in operating activities	(3,660)	(1,740)

Cash flows from investing activities:
Purchases of property and equipment	(306)	(400)
Proceeds from maturities of investments	17,128	8,887
Purchases of investments	(16,730)	(8,055)

Net cash provided by investing activities	92	432

Cash flows from financing activities:
Proceeds from exercise of stock options	136	22
Repayments on credit facilities	—	(437)
Payments of capital lease principal	(10)	(16)

Net cash provided by (used in) financing activities	126	(431)

Effect of change in exchange rates on cash	13	30
Net decrease in cash and cash equivalents	(3,429)	(1,709)
Cash and cash equivalents, beginning of period	18,039	33,138

Cash and cash equivalents, end of period	$14,610	$31,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Nature of Business
          ViaCell is a biotechnology company dedicated to enabling the widespread application of human cells as medicine. The Company has a reproductive health business that generates revenues from sales of ViaCord, a service offering through which expectant families can preserve their baby’s umbilical cord blood for possible future medical use. Stem cells from umbilical cord blood are a treatment option today for over 40 diseases, including certain blood cancers and genetic diseases. The Company is also working to leverage its commercial infrastructure and product development capabilities by developing ViaCyte sm, a product candidate being studied for its potential to broaden reproductive choices for women through the cryopreservation of human unfertilized eggs. The Company’s other research and development efforts are focused on investigating the potential for new therapeutic uses of umbilical cord blood-derived stem cells and on technology for expanding populations of these cells. The Company is concentrating these efforts in the areas of cancer, cardiac disease, and diabetes.
          ViaCell was incorporated in the State of Delaware on September 2, 1994. The Company’s corporate headquarters and main research facility are located in Cambridge, Massachusetts. The Company has a processing and storage facility in Hebron, Kentucky.
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, and related notes, are unaudited but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. (“GAAP”). The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and updated, as necessary, in this Form 10-Q. Results for the three months ended March 31, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.
  Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the condensed consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured using the Black-Scholes option pricing model at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the condensed consolidated financial statements. Employee stock-based compensation expense was $0.6 million and $0.7 million for the three months ended March 31, 2007 and March 31, 2006, respectively.
     The Company recognized the full impact of its share-based payment plan in the condensed consolidated financial statements for the three months ended March 31, 2007 and March 31, 2006 under SFAS 123R and did not capitalize any such costs on the condensed consolidated balance sheets, as the costs that qualified for capitalization were not material. Expense recognized in connection with the adoption of SFAS 123R increased the Company’s net loss for the three months ended March 31, 2007 and March 31, 2006 by $0.6 million and $0.7 million, respectively, and increased basic and diluted net loss per share by $0.02 for both the three months ended March 31, 2007 and March 31, 2006. There was no impact in the three months ended March 31, 2007 and March 31, 2006 on the Company’s cash flows from operating, investing or financing activities in connection with recognition of stock-based compensation expense under SFAS 123R.
     The following table presents stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
Cost of processing and storage revenues	$14	$15
Research and development	50	104
Sales and marketing	80	57
General and administrative	469	535

Total stock-based compensation expense	$613	$711

     The fair value of stock options as of their respective grant dates was estimated using the Black-Scholes option-pricing model.

Presented below is the Company’s stock option activity for the three months ended March 31, 2007 and March 31, 2006, respectively:

	Three Months		Three Months
	Ended		Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at beginning of period	3,991,327	$3.02	3,930,694	$2.77
Granted	415,145	4.79	240,625	5.21
Exercised	(35,446)	3.84	(35,051)	0.65
Canceled	(33,037)	5.44	(17,072)	6.17

Outstanding at end of period	4,337,989	3.16	4,119,196	2.91
Exercisable at end of period	2,465,551		2,178,044
Weighted average fair value of options granted		2.28		2.93
Net Loss Per Common Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of shares of common stock issuable upon the exercise of stock options and warrants. Potentially dilutive shares of common stock are excluded from the calculation if their effect is anti-dilutive.
     The following sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Basic and diluted net loss per share:
Net loss	$(6,684)	$(5,111)
Weighted average number of common shares outstanding	38,669	38,295

Basic and diluted net loss per share	$(0.17)	$(0.13)

     The following reflects the weighted average of potentially dilutive securities that were excluded from the calculation of basic and diluted net loss per share because their effect was antidilutive:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Stock Options	4,031,549	3,958,946
Warrants	1,262,777	1,837,291

In-Process Research and Development Expense
As part of the Company’s acquisition of Kourion Therapeutics in September 2003, the Company is obligated to make up to four future payments (“milestone payments”) of $3.0 million each to former shareholders of Kourion Therapeutics if certain product development goals are achieved within specified timeframes. These milestone payments are payable in cash or stock, valued at its fair market value at the time of issuance, at the election of each former Kourion shareholder. On December 31, 2006, the first of these milestone payments expired and was not paid since the related development goal was not met within the required timeframe. As of March 31, 2007, the Company has $8.2 million in contingent purchase price classified as long-term liabilities on its condensed consolidated balance sheet associated with the remaining outstanding milestone payments, which was originally recorded as an offset to the amount of negative goodwill associated with the acquisition of Kourion Therapeutics. Of the remaining $9.0 million of potential milestone payments, an additional $3.0 million will expire and never be paid if certain development goals are not met by June 30, 2007. The Company currently expects that these development goals will not be met and that its long-term liabilities will therefore be reduced to $6.0 million as of June 30, 2007 to reflect the two remaining milestone payments that will remain outstanding. Should this occur, the reduction in long-term liabilities is expected to result in a credit to in-process research and development expense of $2.2 million in the quarter ended June 30, 2007.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet completed its evaluation of the impact of adoption of SFAS 159 on its financial condition or results of operations.
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value under GAAP, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial condition or results of operations.

3. Accrued Expenses
     At March 31, 2007 and December 31, 2006, accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Payroll and payroll-related	$1,605	$1,904
Management incentive	426	1,047
Professional fees	2,004	1,829
Accrued marketing	1,878	2,079
Deferred rent, current	357	345
Accrued taxes	518	459
Other	2,016	1,887

Accrued expenses	$8,804	$9,550

4. Income Taxes
      On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before it can be recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement clarification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, the Company recognized no material adjustment in its liability for unrecognized income tax benefits.
      As of January 1, 2007, the Company had net deferred tax assets of approximately $61.0 million representing unrecognized tax benefits. The Company has recorded a full valuation allowance against its deferred tax assets. Due to the weight of available evidence, the Company believed it was more likely than not that the deferred tax assets will not be realized. There have been no significant changes to these amounts during the quarter ended March 31, 2007.
      In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Currently, all of the Company’s tax years remain open to examination by the major taxing jurisdictions in which the Company has federal and state net operating loss (“NOL”) carryforwards.
      The Company conducts business in the U.S. and Singapore, and previously conducted business in Germany. The Company is subject to examination in the normal course of business by taxing authorities in all of these jurisdictions. As of March 31, 2007, no examinations related to income taxes have occurred.
      At December 31, 2006, the Company had federal and state NOL carryforwards of approximately $87.8 million and $93.3 million, respectively, which begin to expire in 2009 and 2007, respectively, and federal and state research and development (“R&D”) credit carryforwards of $3.4 million and $1.6 million, respectively, which begin to expire in 2009 and 2013, respectively. The Company had foreign NOL carryforwards of $14.8 million. These carryforwards expire through 2024 and are subject to review and possible adjustment by the local tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation in the event of ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that the Company can utilize annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.
      The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such a study and that there could be additional changes of control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or R&D credit carryfowards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the Company’s NOL or R&D credit carryforwards before utilization. Until the Company completes a study and any limitations are known, no amounts are being presented as an uncertain tax position under FIN 48.
      The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense on its condensed consolidated statements of operations. As of March 31, 2007, the Company has not accrued any interest or penalties related to uncertain tax positions.
5. Commitments and Contingencies
  Agreements
     In August 2006, the Company entered into a data license and marketing services agreement with Mothers Work, Inc., the world’s largest designer and retailer of maternity apparel. Mothers Work operates several large maternity store retail chains such as Motherhood Maternity ®, A Pea in the Pod ®, Mimi Maternity ®, and Destination Maternity tm. Under the terms of the agreement, Mothers Work has granted the Company an exclusive license within the field of preserving stem cells from cord blood and other sources to market directly to those Mothers Work customers who have affirmatively agreed to permit disclosure of their data and information. Mothers Work has also agreed to provide certain in-store marketing services related to the ViaCord service offering. Under the terms of the agreement, the Company will pay Mothers Work $5.0 million per year over the three-year term of the agreement which began on January 1, 2007 and, unless earlier terminated, ends on December 31, 2009. Under certain circumstances, the Company will also be obligated, at the beginning of 2009, to issue Mothers Work a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $6.29, which represents a 30% premium to the average closing price of the Company’s common stock over the ten trading days immediately preceding January 1, 2007. The warrant would be exercisable for a one year period beginning on January 1, 2010. The fair market value of the warrant will be remeasured at each reporting period and recognized over the three year term of the agreement. The agreement can be terminated early by either company if the other company commits a material breach of the agreement or under certain circumstances arising from claims by a third party alleging that the third party has rights that supersede Mothers Work’s commitment to the Company. The dispute between Mothers Work and the third party is the subject of an ongoing arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work. The arbitrator has denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, the Company believes that reversal of this ruling is unlikely and that the termination rights under its agreement with Mothers Work are unlikely to be triggered. As a condition to commencing the agreement on January 1, 2007, the Company agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with the Company. The Company also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. The Company’s potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on the Company’s assessment of the low likelihood that it might have to pay damages or legal fees given the arbitrator’s ruling, the Company concluded the fair value of its indemnification obligation is not material and has not recorded a liability as of March 31, 2007.
     In June 2006, the Company entered into a research collaboration agreement with the Stem Cell Internal Venture (“SCIV”) of Centocor Research and Development, Inc. to evaluate ViaCell’s proprietary cord blood-derived multi-potent stem cells in preclinical testing as a potential treatment for cardiac disease. The collaboration is also supported by the Biologics Delivery Systems Group of Cordis Corporation, and is focused on dosing, delivery and targeting of ViaCell’s expanded proprietary cord blood stem cells using Cordis’ NOGA XP delivery system. Under the terms of the agreement, ViaCell received an initial up-front payment of $350,000 which it recorded as a liability and is amortizing as a reduction of research and development expense, as work is performed. SCIV will be responsible for its own costs under the collaboration and will pay 50% of the research costs that ViaCell incurs under the collaboration, consistent with the agreed upon budget. As of March 31, 2007, SCIV has reimbursed the Company approximately $0.2 million of these costs. In addition, the agreement provides SCIV with the first right to negotiate a collaboration with ViaCell on the clinical development and commercialization of a cardiac product offering based on ViaCell’s proprietary cord blood stem cells.
     In January 2005, the Company entered into a supply agreement with Miltenyi Biotec GmbH (“Miltenyi”). The supply agreement with Miltenyi provides for the exclusive supply by Miltenyi to ViaCell of cell separation kits for ViaCell consisting of various antibodies conjugated with magnetic particles to be used in Selective Amplification,ViaCell’s proprietary technology for the expansion of stem cell populations for the development and commercialization of certain of ViaCell’s proprietary cellular therapy product candidates. The initial term of the supply agreement is seven years. The Company purchased $1.3 million of cell separation kits in 2006. The Company purchased $0.1 million of kits in the first quarter of 2007 and has a firm order to purchase an additional $0.2 million of cell separation kits in 2007. Since the Company has decided not to advance CB001 into further clinical trials, the Company intends to use these cell separation kits in its other research and development activities.
     In addition to the revenues generated by the Company’s ViaCord service offering, the Company recorded revenues in the periods presented from a grant agreement with the Economic Development Board (“EDB”) of the Government of Singapore. The Company maintains a research facility in Singapore. In April 2007, the Company reached a tentative agreement (“Agreement”) with the EDB with respect to the conclusion of the grant, which expires in May 2007, resolving a dispute related to the impact of a prior period increase in the EDB’s cost reimbursement percentage on the cost reimbursement percentage provisions of the grant, and a related dispute concerning an assertion by the EDB that the Company had not fulfilled a commitment to employ a specified number of people in Singapore which was an original condition of the grant. The Company recorded a reduction of grant revenues of approximately $0.2 million during the fourth quarter of 2006 to reflect the estimated potential settlement costs. As a result of the Agreement, the Company revised its settlement estimate resulting in the recognition of $0.1 million of grant revenues in the quarter ended March 31, 2007. The Company expects to finalize the Agreement in the quarter ended June 30, 2007. As of March 31, 2007, the Company had received grant payments from EDB totaling approximately $1.9 million and had recognized cumulative grant revenues of approximately $1.8 million. The Company plans to cease operations in Singapore in the quarter ended June 30, 2007. As a result, the Company expects to record a restructuring charge in the range of $0.2 million to $0.3 million related to employee severance and facility-related costs in the quarter ended June 30, 2007.
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
     In 2003, a jury ruled against the Company and the other defendants, Cbr Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry, finding that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against the Company for approximately $2.9 million, based on 6.125% royalties on the Company’s revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in the Company’s favor and against PharmaStem, stating that PharmaStem had failed to prove infringement, consequently the Company has not recorded a liability as of March 31, 2007. PharmaStem has appealed the judge’s decision. The Company has appealed the jury’s finding as to validity of the patents. A hearing on the appeal was held at the U.S. Court of Appeals for the Federal Circuit, on April 4, 2006 and a final ruling has not been issued.
     In July 2004, PharmaStem filed a second complaint against the Company. The second complaint was filed in the U.S. District Court for the District of Massachusetts, alleging infringement of U.S. Patents No. 6,461,645 (‘645) and 6,569,427 (‘427), which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. The Company believes that the patents in this new action are invalid and/or that the Company does not infringe them in any event. On January 7, 2005, PharmaStem filed a Motion for Preliminary Injunction in the Massachusetts litigation. That motion is currently stayed. The Company believes the issues presented in this case are substantially the same as the issues presented in the original Delaware litigation. Accordingly, the Company filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On February 16, 2005, the Company’s request was granted. The cases have been consolidated in Delaware.
     On October 6, 2005, the Delaware court granted the Company’s motion to stay all discovery in the second lawsuit pending decisions from the Federal Circuit on PharmaStem’s appeal of the District Court of Delaware’s ruling in the original case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below.
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

     In either of the pending cases, if the Company is ultimately found to infringe valid claims of the PharmaStem patents, the Company could have a significant damages award entered against it. If the Company is found to infringe at any time during the course of either case, including if the court of appeals were to overturn the district court’s non-infringement ruling, the Company could also face an injunction which could prohibit it from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant the Company a license or to do so on economically reasonable terms, and previously informed the Company that it would not do so after October 15, 2004. While the Company does not believe this outcome is likely, in the event of an injunction, if the Company is not able to obtain a license under the disputed patents on economically reasonable terms or at all and the Company cannot operate under an equitable doctrine known as “intervening rights,” the Company could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. The Company may enter into settlement negotiations with PharmaStem regarding the litigation. The Company cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes appearing at the beginning of this report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II — Item 1A (Risk Factors) of this report.
Overview
     ViaCell is a biotechnology company dedicated to enabling the widespread application of human cells as medicine. We have a reproductive health business that generated revenues of $14.4 million in the first quarter of 2007 and $54.1 million in 2006 from sales of ViaCord, a service offering through which expectant families can preserve their baby’s umbilical cord blood for possible future medical use. Stem cells from umbilical cord blood are a treatment option today for over 40 diseases, including certain blood cancers and genetic diseases. We are also working to leverage our commercial infrastructure and product development capabilities by developing ViaCyte, our product candidate being studied for its potential to broaden reproductive choices for women through the cryopreservation of human unfertilized eggs. Our other research and development efforts are focused on investigating the potential for new therapeutic uses of umbilical cord blood-derived stem cells and on technology for expanding populations of these cells. We are concentrating these efforts in the areas of cancer, cardiac disease and diabetes.
     Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. The majority of our revenues since inception have been generated in the U.S. and the majority of our long-lived assets are located in the U.S.
  Revenues
     Our current revenues are derived primarily from fees charged to families for the processing and storage of a child’s umbilical cord blood stem cells collected at birth. These fees consist of an initial fee for collection, processing and freezing of the umbilical cord blood stem cells and an annual storage fee. The annual storage fee provides a growing annuity of future revenue as the number of stored umbilical cord blood stem cells increases. Our revenues are recorded net of discounts and rebates that we offer our customers from time to time under certain circumstances. Our revenues have increased substantially over the last several years as cord blood banking has gained increased popularity; however, we are unable to predict our long-term future revenues from our umbilical cord blood preservation business. We offer our customers the opportunity to pay their fees directly to us or to finance them with a third party credit provider. The majority of our customers pay their fees directly to us; accordingly, we assume the risk of losses due to unpaid accounts. We maintain a reserve for doubtful accounts to allow for this exposure and consider the amount of this reserve to be adequate as of March 31, 2007.
     We are in ongoing litigation with PharmaStem Therapeutics, Inc. over PharmaStem’s claims that our cord blood preservation business infringes certain claims of PharmaStem’s patents. In the second half of 2004, the Delaware District Court overturned a jury verdict of infringement against us. As a result of this ruling, we do not expect the PharmaStem litigation to have a materially adverse impact on our net sales, revenues or income from continuing operations. However, PharmaStem has appealed the court’s decision and has also filed a separate suit claiming that we infringe additional patents. Should we ultimately lose the appeal or the additional ongoing litigation with PharmaStem, it could have a material adverse effect on our net sales, revenues or income from continuing operations, including, possibly, resulting in an injunction preventing us from operating our umbilical cord blood preservation business.
  Operating Expenses
          Cost of processing and storage revenues reflects the cost of transporting, testing, processing and storing umbilical cord blood stem cells at our processing facility in Hebron, Kentucky. Our cost of processing and storage revenues includes expenses incurred by third party vendors relating to the transportation of cord blood stem cells to our processing facility and certain assay testing performed by a third party on the cord blood before preservation. Other variable costs include collection materials, labor, and processing and storage supplies, while other fixed costs include rent, utilities and other general facility overhead expenses. Cost of processing and storage revenues does not include costs associated with our grant revenues. Such costs are included in research and development expense.
          In 2003, we recorded a royalty expense of $3.3 million following an unfavorable jury verdict in the PharmaStem litigation. In 2004, the District Court overturned the jury verdict. Based on the court’s ruling, we reversed the entire royalty accrual in 2004 and have not recorded any royalties since such date. PharmaStem has appealed the District Court’s ruling. In July 2004, PharmaStem filed a separate lawsuit claiming that we infringed additional patents. Pending a decision on the appeal and further action by the court in this litigation, we do not intend to record a royalty expense in future periods, since we believe PharmaStem’s claims are without merit. It is possible that the final outcome of our litigation with PharmaStem could result in us being required to pay damages to PharmaStem at a higher or lower amount than previously awarded by the jury in Delaware. Should this occur, our financial condition and results of operations could be materially affected. We may enter into settlement negotiations with PharmaStem regarding the litigation. If a settlement agreement were entered into, we do not know whether it would provide for a payment by us of an ongoing royalty or payment of other amounts to PharmaStem, or what those amounts might be.
          Our research and development expenses consist primarily of costs associated with development of our product candidates, including the Phase 1 clinical trial of our expanded umbilical cord blood product candidate, CB001, development of ViaCyte, our oocyte cryopreservation product candidate, and our preclinical research evaluating our proprietary cord blood-derived multi-potent stem cells as a potential treatment for cardiac disease. These expenses represent preclinical and clinical development costs, and costs associated with non-clinical support activities such as toxicological testing, manufacturing, process development and regulatory services. The cost of our research and development staff is the most significant category of expense, however we also incur expenses for external service providers, including those involved in preclinical studies, consulting expenses, and lab supplies. The major outside expenses relating to our CB001 clinical trial included external services provided for outside quality control testing, clinical trial monitoring, data management, and fees relating to the general administration of the clinical trial. Other direct expenses relating to our CB001 clinical trial included site costs and the cost of the cord blood. In February 2007, we announced that, based on the results of the Phase 1 trial, we would not advance CB001 in further clinical trials.
          We expect that our research and development expenses will continue to increase over the next several years as a result of increased costs and expenses associated with our ViaCyte clinical trial and possible future clinical trials of other product candidates, including the product candidate that we are studying in preclinical trials as a potential treatment for cardiac disease, if preclinical data supports moving forward. Future research and development expenses may also include costs associated with product candidates that we might license or acquire, and, if our programs are successful, costs and expenses associated with submissions for regulatory approvals and the expansion of clinical and commercial scale manufacturing facilities. The amount of these increases is difficult to predict due to the uncertainty inherent in our research, development and manufacturing programs and activities, the timing and scope of our clinical trials, the rate of patient enrollment in our clinical trials, and the detailed design of future clinical trials. In addition, the results from our clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. On an ongoing basis, we evaluate the results of our product candidate programs, all of which, other than ViaCyte, are currently in early stages. Based on these assessments, we consider options for each program, including, but not limited to, terminating the program, funding continuing research and development with the eventual aim of commercializing products, or licensing the program to third parties.
     Our sales and marketing expenses relate to our reproductive health business and, specifically, our ViaCord service offering. The majority of these costs relate to our sales force and support personnel, marketing expenses and telecommunications expense related to our call center. We also incur external costs associated with advertising, direct mail, promotional and other marketing services. However, we may, from time to time, implement additional promotions and other marketing programs that may increase sales and marketing expenses, and augment our internal marketing efforts with external relationships such as the data license and marketing services agreement we entered into with Mothers Work, Inc. in August 2006. For a description of our agreement with Mothers Work, including the risks related thereto, see “Commitments and Contingencies — Other Arrangements”.
     Our general and administrative expenses include costs related to the finance, legal, human resources, business development, investor relations and corporate governance areas. These costs consist primarily of expenses related to our staff, as well as external fees paid to our legal and financial advisors, business consultants, and others. We expect that these costs will increase in future years as we expand our business activities.
Results of Operations
  Three Months Ended March 31, 2007 and 2006 (table amounts in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,		%
	2007	2006	$ Change	Change
Processing revenues	$11,225	$9,610	$1,615	17%
Storage revenues	3,137	2,327	810	35

Total processing and storage revenues	14,362	11,937	2,425	20
Grant revenues	95	144	(49)	(34)

Total revenues	$14,457	$12,081	$2,376	20%

     The increase in processing revenues of $1.6 million, or 17%, from the three months ended March 31, 2006 to the three months ended March 31, 2007 was due primarily to an increase in the total number of umbilical cords processed and an increase in the average selling price for processing. The increase in storage revenues of $0.8 million, or 35%, from the three months ended March 31, 2006 to the three months ended March 31, 2007 was due primarily to an increase in the number of umbilical cords stored and a slight increase in the average selling price for storage.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change
Cost of processing and storage revenues	$2,639	$2,328	$311	13%

     The increase in cost of processing and storage revenues of $0.3 million, or 13%, from the three months ended March 31, 2006 to the three months ended March 31, 2007 was due primarily to increases in variable expenses related to the increased number of umbilical cords processed and stored. These increases in variable expenses were related to higher costs for the transportation and collection of the umbilical cord blood, offset by a slight decrease in costs for testing of the umbilical cord blood.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change
Research and development	$3,278	$3,466	$(188)	(5)%

     During the three months ended March 31, 2007 and 2006, our research and development expenses primarily related to our ViaCyte, CB001, cardiac and diabetes programs, as well as our basic research programs. The decrease in costs associated with research and development of $0.2 million, or 5%, from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily due to a decrease in outside services, the reduction in clinical expenses associated with CB001, as well as a reduction in other expenses associated with our decision not to advance development of CB001 and to reduce our hematopoietic program-related costs. These decreases were partially offset by costs associated with the manufacturing of ViaCyte media and initiation of our ViaCyte clinical trial during the three months ended March 31, 2007.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change
Sales and marketing	$11,121	$7,922	$3,199	40%

     The increase in sales and marketing expenses of $3.2 million, or 40%, from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily related to increased staffing within both the internal and external sales organization and increased external marketing expenses to strengthen our market presence. As of January 1, 2007, we also initiated payments to Mothers Work under our data license and marketing services agreement with Mothers Work. Under the terms of the agreement, we are required to pay Mothers Work $5.0 million per year over the three year term of the agreement.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change
General and administrative	$4,800	$4,638	$162	3%

     The increase in general and administrative expenses of $0.2 million, or 3%, from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily due to increased employee-related expenses of $0.3 million, partially offset by a decrease of $0.1 million in stock-based compensation expense.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change
Restructuring	$—	$(181)	$(181)	(100)%

     The income related to restructuring of $0.2 million for the three months ended March 31, 2006 was related to changes in estimates of the grant refunds due to the German grant authorities. In 2006, we settled with the German grant authorities to satisfy all potential claim reimbursements. There were no outstanding payments or accruals related to restructuring as of March 31, 2007. In addition, we plan to cease operations in Singapore in the quarter ended June 30, 2007. As a result, we expect to record a restructuring charge in the range of $0.2 million to $0.3 million related to employee severance and facility-related costs in the quarter ended June 30, 2007.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006	$ Change	% Change
Interest income	$698	$724	$(26)	(4)%
Interest expense	(1)	(26)	25	96

Total interest income, net	$697	$698	$(1)	—

     Interest income is earned primarily from the investment of our cash in short-term securities and money market funds. The decrease in interest income from the three months ended March 31, 2006 to the three months ended March 31, 2007 primarily related to decreased average investment balances resulting from a lower cash balance available for investment. The decrease in interest expense from the three months ended March 31, 2006 to the three months ended March 31, 2007 related primarily to lower outstanding debt obligations.
Liquidity and Capital Resources
     From inception through March 31, 2007, we have raised $192.7 million in common and preferred stock issuances, which includes $53.3 million in net proceeds from our initial public offering (“IPO”) in January 2005. We used approximately $15.5 million of our net IPO proceeds to repay in full related party notes of $14.0 million, and accrued interest thereon of $1.5 million. As of March 31, 2007, we had approximately $47.4 million in cash, cash equivalents and investments.
     Table excerpted from our Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months	Three Months
	Ended March 31,	Ended March 31
	2007	2006	$ Change
Net cash used in operating activities	$(3.7)	$(1.7)	$(2.0)
Net cash provided by investing activities	0.1	0.4	(0.3)
Net cash provided by (used in) financing activities	0.1	(0.4)	0.5
Cash and cash equivalents, end of period	$14.6	$31.4	$(16.8)

     Net cash used in operating activities was $3.7 million for the three months ended March 31, 2007, an increase of $2.0 million from the $1.7 million net cash used in operating activities for the three months ended March 31, 2006. For the three months ended March 31, 2007, the $3.7 million net cash used in operating activities was primarily due to our net loss of $6.7 million, reduced by non-cash expenses of $1.5 million, net increases in deferred revenue of $1.9 million, partially offset by a net increase in working capital (accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses) of $0.3 million, and an increase in deferred rent of $0.1 million. The increase in deferred revenue of $1.9 million related to sales of long-term pre-paid storage contracts. For the three months ended March 31, 2006, the $1.7 million net cash used in operating activities was primarily due to our net loss of $5.1 million, reduced by non-cash expenses of $1.3 million, net increases in deferred revenue of $1.3 million, and a net decrease in working capital of $1.0 million, partially offset by a decrease in deferred rent of $0.2 million. The increase in deferred revenue of $1.3 million related to sales of long-term pre-paid storage contracts.
     Net cash provided by investing activities for the three months ended March 31, 2007 was $0.1 million as compared to $0.4 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, $17.1 million of U.S. Government and high-rated corporate securities matured and $16.7 million was invested in similar securities. We also invested approximately $0.3 million in property and equipment for the three months ended March 31, 2007. For the three months ended March 31, 2006, $8.9 million of U.S. Government and high-rated corporate securities matured and $8.1 million was invested in similar securities. We also invested approximately $0.4 million in property and equipment for the three months ended March 31, 2006.
     Net cash provided by financing activities for the three months ended March 31, 2007 was $0.1 million as compared to net cash used in financing activities of $0.4 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, the net cash provided by financing activities was principally related to proceeds of $0.1 million relating to stock options exercised. For the three months ended March 31, 2006, the net cash used in financing activities was principally related to payments of $0.4 million on our credit facilities.
     We anticipate that our current cash, cash equivalents and investments will be sufficient to fund our operations and meet our anticipated liquidity needs for at least the next three years. However, our forecast for the period of time during which our financial resources will be adequate to support our operations and meet our anticipated liquidity needs is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more clinical trials, or other aspects of our operations.
     Other than outstanding warrants exercisable for up to 1,193,333 shares of our common stock at March 31, 2007, we have no “off balance sheet arrangements”, as defined by Item 303(a)(4) of the SEC’s Regulation S-K.
Other Arrangements
  Mothers Work Data and Marketing Services
     In August 2006, we entered into a data license and marketing services agreement with Mothers Work, Inc., the world’s largest designer and retailer of maternity apparel. Mothers Work operates several large maternity store retail chains such as Motherhood Maternity ®, A Pea in the Pod ®, Mimi Maternity ® and Destination Maternity tm. Under the terms of our agreement, Mothers Work has granted us an exclusive license within the field of preserving stem cells from cord blood and other sources to market directly to those Mothers Work customers who have affirmatively agreed to permit disclosure of their data and information. Mothers Work has also agreed to provide certain in-store marketing services related to the ViaCord service offering. Under the terms of our agreement, we will pay Mothers Work $5.0 million per year over the three-year term of the agreement which began on January 1, 2007 and, unless earlier terminated, ends on December 31, 2009. Under certain circumstances, we will also be obligated, at the beginning of 2009, to issue Mothers Work a warrant to purchase 100,000 shares of our common stock (see note 5 to our condensed consolidated financial statements). A third party is claiming that it has rights under an agreement with Mothers Work that supersede Mothers Work’s commitment to us. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work. The arbitrator has denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, we believe that reversal of this ruling is unlikely and that the termination rights under our agreement with Mothers Work are unlikely to be triggered. As a condition to commencing the agreement on January 1, 2007, we agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with us.
     We also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. Our potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on our assessment of the low likelihood that we might have to pay damages or legal fees given the arbitrator’s ruling, we concluded the fair value of our indemnification obligation is not material and have not recorded a liability as of March 31, 2007.
  Miltenyi
     In January 2005, we entered into a supply agreement with Miltenyi Biotec GmbH (“Miltenyi”). The supply agreement with Miltenyi provides for the exclusive supply by Miltenyi to us of cell separation kits consisting of various antibodies conjugated with magnetic particles to be used in Selective Amplification, our proprietary technology for the expansion of stem cell populations for the development and commercialization of certain of our cellular therapy product candidates. The initial term of the supply agreement is seven years. In 2006, we purchased approximately $1.3 million of cell separation kits to be used in our research. We purchased $0.1 million of cell separation kits in the first quarter of 2007, and have a firm order to purchase an additional $0.2 million of kits in 2007. Since we have decided not to advance CB001 into further clinical trials, we intend to use these cell separation kits in our other research and development activities.
     We are a party to various agreements in addition to those previously discussed, including license, research collaboration, consulting and employment agreements, and expect to enter into additional agreements in the future. We may require additional funds for conducting clinical trials and for preclinical research and development activities relating to our product candidates, as well as for the expansion of our cord blood preservation facility, construction of a cellular therapy manufacturing facility, acquisitions of technologies or businesses, the establishment of partnerships and collaborations complementary to our business and the expansion of our sales and marketing activities.
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
     In 2003, a jury ruled against us and the other defendants, Cbr Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry, finding that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in our favor and against PharmaStem, stating that PharmaStem had failed to prove infringement, consequently we have not recorded a liability as of March 31, 2007. PharmaStem has appealed the judge’s decision. We have appealed the jury’s finding as to validity of the patents. A hearing on the appeal was held at the U.S. Court of Appeals for the Federal Circuit, on April 4, 2006 and a final ruling has not been issued.
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
     On October 6, 2005, the Delaware court granted our motion to stay all discovery in the second lawsuit pending decisions from the Federal Circuit on PharmaStem’s appeal of the District Court of Delaware’s ruling in the original case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below.
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
     In either of the pending cases, if we are ultimately found to infringe valid claims of the PharmaStem patents, we could have significant damages awarded against us. If we are found to infringe at any time during the course of either case, including if the court of appeals were to overturn the district court’s non-infringement ruling, we could also face an injunction which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant us a license or to do so on economically reasonable terms, and previously informed us that it would not do so after October 15, 2004. While we do not believe this outcome is likely, in the event of an injunction, if we are not able to obtain a license under the disputed patents on economically reasonable terms or at all and we cannot operate under an equitable doctrine known as “intervening rights,” we could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. We may enter into settlement negotiations with PharmaStem regarding the litigation. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.
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
Critical Accounting Estimates
          Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          Our critical accounting policies include:
•	revenue recognition;

•	accounting for stock-based compensation;

•	accounting for accounts receivable;

•	accounting for research and development expenses; and

•	accounting for the Mothers Work indemnification agreement.
          Revenue Recognition. Our revenues are currently generated principally through our umbilical cord blood preservation and storage activities. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, (SAB 101) as amended by SAB 104, “Revenue Recognition, corrected copy”, and Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) for all revenue transactions entered into in fiscal periods beginning after June 30, 2003. We receive fees for collecting, testing, freezing and storing of umbilical cord blood units and recognize revenue upon the successful completion of these processes. Storage revenue is deferred and recognized over the storage period. We analyze our multiple element arrangements entered into after June 30, 2003 to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21 . We recognize fees received from collecting, testing and freezing processes (collectively known as “processing”) as revenue if it has stand alone value to the customer and the fair value of the undelivered storage services can be determined. We have concluded that the collection, testing and freezing service has stand alone value to the customer. The fair value of our processing service cannot be determined but we have objective evidence of the fair value of the “undelivered” storage. The fair value of the storage is equal to the annual storage fee charged to customers on a stand-alone basis. We charge an initial fee which covers collection, testing, freezing, and, typically, one year of storage. We defer the fair value of the revenue related to the future storage of the unit and recognize the remainder of the revenue for processing under the residual method.
          Accounting for Stock-Based Compensation. We have one stock-based employee compensation plan. We have followed Statement of Financial Accounting Standards No. 123(R) – “Share-Based Payment” (“SFAS 123R”) since our January 1, 2006 adoption using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period.
          We utilize the Black Scholes option pricing model to calculate the fair value of stock options granted under SFAS 123(R). We are required to make significant estimates to note all required inputs to the Black Scholes model including expected volatility and expected term. Changes in the subjective input assumptions can materially affect the fair value estimate of stock-based compensation expense. Our expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which is obtained from public data sources. Higher estimated volatility increases the fair value of a stock option, and therefore increases the expense to be recognized for each stock option. We also determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. Longer expected term assumptions increase the fair value of the stock option, and therefore increase the expense to be recognized for each stock option.
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
          Accounting for research and development expenses. Our research and development expenses consist primarily of costs associated with development of our stem cell product candidates, including the recently completed Phase 1 clinical trial of our expanded umbilical cord blood product candidate, CB001, and development of ViaCyte, our oocyte cryopreservation product candidate. These expenses represent both preclinical and clinical development costs, and the costs associated with non-clinical support activities such as toxicological testing, manufacturing, process development and regulatory consulting services. Clinical development costs represent internal costs for personnel, external costs incurred at clinical sites and contracted payments to third party clinical research organizations to perform certain clinical trials. Our product candidates do not currently have regulatory approval; accordingly, we expense license fees and milestone payments when we incur the liability. We accrue research and development expenses for activities occurring during the fiscal period prior to receiving invoices from clinical sites and third party clinical research organizations. We accrue external costs for clinical studies based on the progress of the clinical trials, including patient enrollment, progress by the enrolled patients through the trial, and contracted costs with clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical studies and basic research when incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may or may not match the estimated costs for a given accounting period. We expect that our research and development expenses will increase for the foreseeable future as we add personnel, expand our clinical trial activities and increase our discovery research capabilities. The amount of these potential increases is difficult to predict due to the uncertainty inherent in the timing of clinical trials, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from our trials, as well as the results of trials of similar drugs under development by others, will influence the number, size and duration of both planned and unplanned trials.

          Accounting for the Mothers Work indemnification agreement. In August 2006, we entered into a data license and marketing services agreement with Mothers Work, Inc., the world’s largest designer and retailer of maternity apparel. Mothers Work operates several large maternity store retail chains such as Motherhood Maternity ®, A Pea in the Pod ®, Mimi Maternity ®, and Destination Maternity tm. Under the terms of our agreement, Mothers Work has granted us an exclusive license within the field of preserving stem cells from cord blood and other sources to market directly to those Mothers Work customers who have affirmatively agreed to permit disclosure of their data and information. Mothers Work has also agreed to provide certain in-store marketing services related to the ViaCord service offering. The agreement can be terminated early by either company if the other company commits a material breach of the agreement or under certain circumstances arising from claims by a third party alleging that the third party has rights that supersede Mothers Work’s commitment to us. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work. The arbitrator has denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, we believe that reversal of the ruling is unlikely and that the termination rights under our agreement with Mothers Work are unlikely to be triggered. As a condition to commencing the agreement on January 1, 2007, we agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with us. We also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requires us to record a liability based on the estimated fair value of the indemnification provided. Our potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on our assessment of the amount of damages and legal fees that could be payable, and the low likelihood that they might have to be paid given the arbitrator’s ruling, we concluded the fair value of our indemnification obligation is not material and have not recorded a liability as of March 31, 2007. Our assumptions involve judgments by management and are subject to change based on on-going developments or binding results of the arbitration proceedings that could result in materially different results than our current estimate.
Recent Accounting Pronouncements
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. We have not yet completed our evaluation of the impact of adoption of SFAS 159 on our financial condition or results of operations.
          In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value under GAAP, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a significant effect on our financial condition or results of operations.

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
Foreign Exchange Risk
          Transactions by our German and Singapore subsidiaries are recorded in Euros and Singapore dollars, respectively. Exchange gains or losses resulting from the translation of these subsidiaries’ financial statements into U.S. dollars are included as a separate component of stockholders’ equity. We hold Euro-based and Singapore dollar-based currency accounts to mitigate foreign currency transaction risk. Since the expenses of these subsidiaries are denominated in Euros and Singapore dollars, the fluctuations of exchange rates may adversely affect our results of operations, financial condition and cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
          There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     We have generated operating losses since our inception. As of March 31, 2007, we had cumulative net losses of approximately $201.2 million. These losses have resulted principally from the costs of our research and development activities, which have totaled approximately $118.9 million since our inception. We expect that our research and development expenses will continue to increase over the next several years as a result of increased costs and expenses associated with our ViaCyte clinical trial and possible future clinical trials of other product candidates, including our preclinical product candidate being studied as a potential treatment for cardiac disease, if preclinical data supports moving forward. Future research and development expenses may also include costs associated with product candidates that we might license or acquire, and, if our programs are successful, costs and expenses associated with submissions for regulatory approvals and the expansion of clinical and commercial scale manufacturing facilities. However, the amount of these increases is difficult to predict, and will depend on a number of factors, such as results of our clinical and preclinical programs, the design of future clinical trials, the results of our efforts to acquire or license new technologies, and decisions made with respect to advancement of our clinical and preclinical programs. Furthermore, we may make additional sales and marketing investments in our Reproductive Health business, if deemed advisable to expand the market for our ViaCord service offering or to market new products or service offerings that we may license or acquire. Our ability to become cash flow positive and to achieve profitability, and the timing of such events, will depend on many factors, including some or all of the following:
•	our ability to increase sales of our ViaCord service offering particularly in the face of significant competition;

•	continued acceptance in the marketplace for private cord blood banking;

•	the impact of any unexpected issues or failures related to the collection, processing, or storage of umbilical cord blood by us or others in the industry;

•	the impact of any potential adverse outcome in the patent infringement lawsuits brought against us by PharmaStem, including legal expenses, and the material impact on our business if PharmaStem were able to obtain an injunction;

•	the level of our expenses, including as a result of difficulties or delays related to our research and development programs, and any unexpected expenses; and

•	the overall net impact on revenues and expenses of new licensing deals, collaborations or other strategic efforts.
          We cannot assure you that we will ever become cash flow positive or profitable. Other factors that may affect our ability to become cash flow positive and profitable are described in more detail elsewhere in this “Risk Factors” section.
We may not be able to sustain our current level of revenues or our recent growth rates.
          Revenues from sales of ViaCord were $14.4 million in the first quarter of 2007 and have grown significantly over the past several years, from $7.1 million in 2001, to $20.1 million, $30.9 million, $36.8 million, $43.8 million and $54.1 million in 2002, 2003, 2004, 2005 and 2006, respectively. We believe that this revenue growth is a result of our increased marketing efforts and from increased awareness by the public generally of the concept of umbilical cord blood preservation. We may not be able to sustain this growth rate or the current level of ViaCord’s revenues in the future. The principal factors that may adversely affect our revenues include competition from other private cord blood banks, any decline in the market or market acceptance for cord blood banking, the impact of recommendations as to public banking over private banking from physician groups, such as the policy statement issued by the American Academy of Pediatricians, the risks associated with litigation, in particular, the pending PharmaStem litigation, the risk of operational issues, the risks of not being able to maintain relationships with key third party marketing partners, and the risks of reputational damage. These and other risks that may affect our future revenues are described in more detail elsewhere in this “Risk Factors” section. If we are unable to sustain our revenues, we may need to reduce our research and development activities or raise additional funds earlier than anticipated or on unfavorable terms, and our stock price may be adversely affected.
If we do not prevail in the PharmaStem litigation, we may be prevented from selling our ViaCord service offering or may have to incur significant expenses.
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
          In 2003, a jury ruled against us and the other defendants, Cbr Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry, finding that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenues from the processing and storage of umbilical cord blood since

April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in our favor and against PharmaStem, stating that PharmaStem had failed to prove infringement. Consequently, we have not recorded a liability as of March 31, 2007. PharmaStem has appealed the judge’s decision. We have appealed the jury’s finding as to validity of the patents. A hearing on the appeal was held at the U.S. Court of Appeals for the Federal Circuit on April 4, 2006. A final ruling has not been issued in the appeal.
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
          On October 6, 2005, the Delaware court granted our motion to stay all discovery in the second lawsuit pending decisions from the Federal Circuit on PharmaStem’s appeal of the District Court of Delaware’s ruling in the original case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below.
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
          In either of the pending cases, if we are ultimately found to infringe valid claims of the PharmaStem patents, we could have a significant damages award entered against us. If we are found to infringe at anytime during the course of either case, including if the court of appeals were to overturn the district court’s non-infringement ruling, we could also face an injunction which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant us a license or to do so on economically reasonable terms, and previously informed us that it would not do so after October 15, 2004. While we do not believe this outcome is likely, in the event of an injunction, if we are not able to obtain a license under the disputed patents on economically reasonable terms or at all and we cannot operate under an equitable doctrine known as “intervening rights,” we could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. We may enter into settlement negotiations with PharmaStem regarding the litigation. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.
          A loss in either of the PharmaStem lawsuits could have a material adverse effect on our ability to generate revenues from our ViaCord service offering, which is currently our only commercialized product, and would have a significant adverse impact on our business, financial condition, results of operations and stock price. Even if we ultimately prevail, we are likely to incur significant legal expenses during the course of the cases.

A third party may again seek to challenge the arbitrator’s decision related to our agreement with Mothers Work.
          We have an agreement with Mothers Work related to the marketing of our ViaCord service offering. The agreement can be terminated early by either company if the other company commits a material breach of the agreement or under certain circumstances arising from claims by a third party alleging that the third party has rights that supersede Mothers Work’s commitment to us. A third party has claimed that it has rights under an agreement with Mothers Work that supersede Mothers Work’s commitment to us. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work. The arbitrator has denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, we believe that reversal of the ruling is unlikely. If the third party were to be successful in efforts to overturn the arbitrator’s decision, the termination rights under our agreement with Mothers Work could be triggered. In addition, as a condition to commencing the agreement on January 1, 2007, we agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with us. We also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. Our potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on our assessment of the low likelihood that we might have to pay damages or legal fees given the arbitrator’s ruling, we concluded the fair value of our indemnification obligation is not material and have not recorded a liability as of March 31, 2007.
If we are not able to successfully develop and commercialize new products, our future prospects may be limited.
          Drug development in general involves a high degree of risk. As we obtain results and safety information from preclinical or clinical trials of our product candidates, we may elect to discontinue development or delay additional preclinical studies or clinical trials in order to focus our resources on more promising product candidates. For example, in February 2007, we made the decision not to advance CB001, one of our product candidates in the area of hematopoietic stem cell therapy, in future clinical trials. We may also change the indication being pursued for a particular product candidate or otherwise revise the development plan for that candidate. Moreover, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical testing.
          The process of obtaining regulatory approval is lengthy, expensive and uncertain, and we may never gain necessary approvals. Any difficulties that we encounter in developing our product candidates and in obtaining regulatory approval may have a substantial adverse impact on our financial condition, results of operations and cause our stock price to decline significantly. If we are not able to successfully develop our product candidates and obtain regulatory approval, we will not be able to commercialize such products, and therefore may not be able to generate sufficient revenues to support our business.
          Our cellular therapy product candidates are in the early stages of development. Very few companies have been successful in their efforts to develop and commercialize a stem cell product. Stem cell products in general may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval or commercial use.
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
          We are currently planning to conduct a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. The goal of the clinical trial is to generate data to submit to the FDA for a 510(k) application. In June 2006, the FDA gave us conditional approval of our Investigational Device Exemption, or IDE, to allow our ViaCyte cryopreservation product candidate to be used in a clinical trial. We subsequently satisfied all of the conditions imposed upon us by the FDA and, in March 2007, we initiated the ViaCyte clinical trial. However, in April 2007, the FDA disapproved a supplement to the IDE which is necessary to change our contract manufacturer for the ViaCyte media to Invitrogen. The FDA has asked us to respond to questions related to the specifications and sourcing of certain raw materials used in the manufacturing of the ViaCyte media. We are currently working to address the questions raised by the FDA. We believe we will ultimately be able to satisfy the FDA and obtain approval of the IDE supplement. However, there is no assurance that we will be able to obtain approval on a timely basis or at all. Failure to obtain approval on a timely basis could delay enrollment in the trial and may cause completion of the trial to be significantly delayed. If we are unable to address the issues raised by the FDA, we may need to change our manufacturing process. There is no assurance that we would be able to make acceptable changes on a timely basis or at all. Changes in the manufacturing process could result in significant delays in the trial or involve significant additional expense, and may not be practical. Since we no longer use our original manufacturer, failure to obtain approval of the IDE supplement would likely cause us to have to discontinue the trial. Even if we are successful in our efforts to obtain approval of the IDE supplement, there is no assurance that we will be able to show that our ViaCyte cryopreservation product candidate is safe and effective for its intended use. While methods for preserving sperm and embryos are well-established and have been utilized for in vitro fertilization procedures, methods for cryopreserving oocytes have not been widely employed due to difficulties encountered in freezing this cell. We may not be able to generate the number of live births needed to show that ViaCyte is effective. We may also encounter unexpected safety, regulatory or manufacturing issues. Even if the results of the trial are favorable, there is no assurance that the FDA will agree that we have met the standards for 510(k) clearance. The FDA could at any time determine that some or all of the components used to cryopreserve the oocytes will require pre-market approval, or PMA, and additional trials, which would involve additional time and expense. Even if we are successful in our efforts to develop and gain approval for ViaCyte, the FDA could ask for post-approval safety monitoring which would entail additional expense. The FDA could also restrict the label for ViaCyte to limited patient populations which could limit its commercial potential.

We may not be able to raise additional funds necessary to fund our operations.
     As of March 31, 2007, we had approximately $47.4 million in cash, cash equivalents and short-term investments. In order to develop and bring new products to market, we must commit substantial resources to costly and time-consuming research and development, preclinical testing and clinical trials. While we anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operations for the next three years, we may need or want to raise additional funding sooner, particularly if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. We expect to attempt to raise additional funds well in advance of completely depleting our available funds.
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
          We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms, or at all. If we obtain additional capital through collaborative arrangements, these arrangements may require us to relinquish greater rights to our technologies or product candidates than we might otherwise have done. If we raise additional capital through the sale of equity, or securities convertible into equity, further dilution to our then existing stockholders will result. If we raise additional capital through the incurrence of debt, our business may be affected by the amount of leverage we incur. For instance, such borrowings could subject us to covenants restricting our business activities, servicing interest would divert funds that would otherwise be available to support research and development, clinical or commercialization activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs, any of which could have a material adverse effect on our business.
We depend on patents and other proprietary rights that may fail to protect our business.
          Our success depends, in large part, on our ability to obtain and maintain intellectual property protection for our product candidates, technologies and trade secrets. We own or have exclusive licenses to U.S. patents and international patents. We also own or have exclusive licenses to pending applications in the U.S. and pending applications in foreign countries. Our pending patent applications may not issue, and we may not receive any additional patents. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. Neither the U.S. PTO nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. The claims of our existing U.S. patents and those that may issue in the future, or those licensed to us, may not offer significant protection of our technologies. For example, our patent applications covering Unrestricted Somatic Stem Cells, or USSC, claim these cells and/or their use in the treatment of many diseases. It is possible, however, that these cells could be covered by other patents or patent applications which identify, isolate or use the same cells by other markers, although we are not aware of any. Third parties may challenge, narrow, invalidate or circumvent any patents we obtain based on our applications. Interference proceedings brought by the U.S. PTO may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction to our management.
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
          Patent infringement cases often involve substantial legal expenses. For example, we are involved in two patent infringement lawsuits filed against us by PharmaStem. As of March 31, 2007, we have incurred total legal expenses of approximately $7.4 million related to these cases. Depending upon the results of PharmaStem’s appeal of the District Court’s decision to overturn the jury verdict against us in this case, and the extent to which we are required to litigate the second lawsuit brought by PharmaStem and any related appeals, we estimate that we could incur at least an additional $1.0 million to $5.0 million in litigation expenses.
          Any successful infringement action brought against us may also adversely affect our ability to market the infringing product in other markets not covered by the infringement action, as well as our marketing of other products by us based on similar technology and may also delay the regulatory approval process for future product candidates. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any infringement action against us may harm our competitive position, be very costly and require significant time and attention of our key management and technical personnel.
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
          Cord blood preservation. The FDA has adopted good tissue practice regulations, or GTPs, that establish a comprehensive regulatory program for human cellular and tissue-based products. Our ViaCord service offering is subject to GTPs. We have registered with the FDA as an umbilical cord blood preservation service and we are subject to FDA inspection. We believe that we comply with GTPs, though we have not yet been inspected by the FDA. However, we may not be able to maintain this compliance or comply with future regulatory requirements that may be imposed on us, including product standards that may be developed. Unlike our business of private cord blood banking for related use, the collection, processing and storage of umbilical cord blood stem cells intended to be used in a recipient unrelated to the donor is regulated as biological products. In January 2007, the FDA published draft guidance document for comment that would require public cord blood banks to file Biologics License Applications. While the draft guidance does not currently apply to us, the FDA could decide to impose these requirements or others on our business. Moreover, the cost of compliance with government regulations may adversely affect our revenues and profitability. If the FDA were to require companies that bank umbilical cord blood for related use to comply with the recommendations set forth in the guidance, we would need to change certain of our processes. The costs of such changes or the cost of compliance with any other new requirements that may be imposed in the future could adversely affect our revenues and profitability. Regulation of our cord blood preservation services in foreign jurisdictions is still evolving.
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
          Oocyte cryopreservation. There are no established precedents for U.S. and international regulation of oocyte cryopreservation. The FDA has informed us that it will require a clinical study to support approval of the technology used in oocyte cryopreservation. We are currently planning to conduct a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. In June 2006, the FDA gave us conditional approval of an IDE to allow our ViaCyte cryopreservation product candidate to be used in a clinical trial. We subsequently satisfied all of the conditions imposed upon us by the FDA and, in March 2007, we initiated the ViaCyte clinical trial. However, in April 2007, the FDA disapproved a supplement to the IDE which is necessary to change our contract manufacturer for the ViaCyte media to Invitrogen. The FDA has asked us to respond to questions related to the specifications and sourcing of certain raw materials used in the manufacturing of the ViaCyte media. We are currently working to address the questions raised by the FDA. We believe we will ultimately be able to satisfy the FDA and obtain approval of the IDE supplement. However, there is no assurance that we will be able to obtain approval on a timely basis or at all. Failure to obtain approval on a timely basis could delay enrollment in the trial and may cause completion of the trial to be significantly delayed. If we are unable to address the issues raised by the FDA, we may need to change our manufacturing process. There is no assurance that we would be able to make acceptable changes on a timely basis or at all. Changes in the manufacturing process could result in significant delays in the trial or involve significant additional expense, and may not be practical. Since we no longer use our original manufacturer, failure to obtain approval of the IDE supplement would likely cause us to have to discontinue the trial. The goal of the clinical trial is to generate data to submit to the FDA for a 510(k) application. There is no assurance that we will be able to complete the clinical trial or that we will be able to show that our ViaCyte cryopreservation product candidate is safe and effective for its intended use. We may also encounter unexpected safety, regulatory or manufacturing issues, any of which could delay or cause us to stop the trial. If we submit a new 510(k) and the FDA does not find the information adequate to support 510(k) clearance, the FDA could require us to obtain PMA to market ViaCyte. This requirement could substantially lengthen our planned developmental timeline and increase the costs of developing and commercializing ViaCyte. We may not receive either 510(k) clearance or PMA for ViaCyte. We believe that the time to conduct a clinical study, prepare a new 510(k), and receive FDA clearance for our oocyte cryopreservation product candidate will take several years. We have not investigated the regulations for the cryopreservation of oocytes in foreign jurisdictions. We may not be able to generate sufficient data to receive approval to market ViaCyte in the U.S. or any other jurisdictions.
We have only limited experience manufacturing cell therapy product candidates, and we may not be able to manufacture our product candidates in quantities sufficient for clinical studies or for commercial scale.
          We currently produce limited quantities of stem cells using our technologies. We have not built commercial scale manufacturing facilities, and have no experience in manufacturing cellular products in the volumes that will be required for later stage clinical studies or commercialization. If we obtain marketing approval for any cell therapy products, we may not be able to produce sufficient quantities of our products at an acceptable cost. Commercial-scale production of therapies made from live human cells involves production in small batches and management of complex logistics. Cellular therapies are inherently more difficult to manufacture at commercial-scale than chemical pharmaceuticals, which are manufactured using standardized production technologies and operational methods. We may encounter difficulties in production due to, among other things, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our cost or cause production delays, all of which could damage our reputation and hurt our profitability.

We are dependent upon third parties to supply us with certain components of our cell therapy product candidates, the loss of which may delay development of our product candidates
     In order to produce cells for use in clinical studies and produce stem cell products for commercial sale, certain biological components used in our production process will need to be manufactured in compliance with current good manufacturing practices, or cGMP. To meet this requirement, we will need to maintain supply agreements with third parties who manufacture these components to cGMP standards. Once we engage these third parties, we may be dependent on them for supply of cGMP grade components. If we are unable to obtain cGMP grade biological components for our product candidates, we may not be able to market our stem cell product candidates.
     Certain antibodies, growth factors and other reagents are critical components used in our stem cell production process. We depend on our suppliers to perform their obligations in a timely manner and in accordance with applicable government regulations. In the event that any of these suppliers becomes unwilling or unable to continue to supply necessary components for the manufacture of our stem cell products, we will need to repeat certain preclinical development work to identify and demonstrate the equivalence of alternative components purchased from other suppliers. If we are unable to demonstrate the equivalence of alternative components in a timely manner, or purchase these alternative components on commercially reasonable terms, we may not be able to advance the development of our preclinical stem cell product candidates.
The loss of our contract manufacturer for ViaCyte or our failure to respond to questions raised by the FDA related to the specifications and sourcing of certain raw materials used in the manufacturing of ViaCyte may delay or cause us to discontinue development of our ViaCyte product candidate.
     We are utilizing Invitrogen to manufacture, supply and package our ViaCyte product candidate for our clinical trial. We are dependent on Invitrogen and our relationships with component and testing service providers to satisfy all regulatory requirements and produce sufficient amounts of cGMP-quality product on commercially reasonable terms for the trial. Manufacturing our ViaCyte product candidate is highly complex. Due to its complexity, Invitrogen may be unable to consistently manufacture ViaCyte to specifications. Invitrogen has the ability to terminate its obligation to manufacture clinical supplies of ViaCyte under certain conditions including if it is unable for reasons outside of its control to consistently meet specifications or if there is a change in specifications it cannot meet or an uncured material breach by us. In June 2006, the FDA gave us conditional approval of an IDE to allow our ViaCyte cryopreservation product candidate to be used in a clinical trial. We subsequently satisfied all of the conditions imposed upon us by the FDA and, in March 2007, we initiated the ViaCyte clinical trial. However, in April 2007, the FDA disapproved a supplement to the IDE which is necessary to change our contract manufacturer for the ViaCyte media to Invitrogen. The FDA has asked us to respond to questions related to the specifications and sourcing of certain raw materials used in the manufacturing of the ViaCyte media. We are currently working to address the questions raised by the FDA. We believe we will ultimately be able to satisfy the FDA and obtain approval of the IDE supplement. However, there is no assurance that we will be able to obtain approval on a timely basis or at all. Failure to obtain approval on a timely basis could delay enrollment in the trial and may cause completion of the trial to be significantly delayed. If we are unable to address the issues raised by the FDA, we may need to change our manufacturing process. There is no assurance that we would be able to make acceptable changes on a timely basis or at all. Changes in the manufacturing process could result in significant delays in the trial or involve significant additional expense, and may not be practical. Since we no longer use our original manufacturer, failure to obtain approval of the IDE supplement would likely cause us to have to discontinue the trial. If ViaCyte is successfully developed, we will need to establish similar relationships with third party contract manufacturers for our commercial supply. In the event that we are unable to maintain a suitable contract manufacturer that is willing to produce such products on commercially reasonable terms or the contract manufacturer terminates or breaches its relationship with us or our contract manufacturers or we encounter unexpected technical or manufacturing hurdles or delays, we may not be able to complete our clinical trial or, if successfully developed, to commercialize our ViaCyte product candidate.
We are dependent on our existing suppliers to successfully commercialize our ViaCord service offering. The loss of such suppliers may inhibit our ability to commercialize ViaCord.
     We source a substantial portion of the components of our ViaCord collection kits and processing and testing services from a concentrated group of third party contractors. The production of the collection kits and the processing and testing of cord blood units require successful coordination among ourselves and multiple third party providers. Our inability to coordinate these efforts or any other problems with the operations of our third party contractors could increase our costs, cause us to lose revenue or market share, and damage our reputation. Some of the components of our ViaCord collection kits, including our Cell Sentinel tm bag, are produced by single source providers. For other components, we make every effort to qualify new vendors and to develop contingency plans so that our ViaCord business is not impacted by short-term issues associated with single source providers. Our business could be materially impacted by long-term or chronic issues associated with single source providers or other vendors.
If our cord blood processing and storage facility or our clinical manufacturing facilities are damaged or destroyed, our business, programs and prospects could be negatively affected.
          We process and store our customers’ umbilical cord blood at our facility in Hebron, Kentucky. If this facility or the equipment in the facility were to be significantly damaged or destroyed, we could suffer a loss of some or all of the stored cord blood units. In addition, from time to time, we transport large quantities of cord blood units from other storage facilities to our facility in Hebron, Kentucky. If we encounter problems during transportation, some or all of the transported units could be damaged. Depending on the extent of these losses, such an event could reduce our ability to provide cord blood stem cells when requested, could expose us to significant liability from cord blood banking customers and could affect our ability to continue to provide umbilical cord blood preservation services.
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
          While we believe that we have insured against losses from damage to or destruction of our facilities, and against damage to cord blood units being transported to our facility, consistent with typical industry practices, if we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies. Currently, we maintain insurance coverage totaling $22.2 million against damage to our property and equipment, and an additional $18.8 million to cover incremental expenses and loss of profits resulting from such damage.

Our competitors may have greater resources or capabilities or better technologies than we have, or may succeed in developing better products or develop products more quickly than we do, and we may not be successful in competing with them.
          The private umbilical cord banking business is highly competitive. In private umbilical cord blood banking, we compete with companies such as Cbr Systems, Inc., Cryo-Cell International, Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and LifeBank USA, a division of Celgene Cellular Therapeutics, a wholly-owned subsidiary of Celgene Corporation. Any of these companies may choose to invest more in sales, marketing, research and product development than we have. In cord blood banking, we also compete with public cord blood banks such as the New York Blood Center (National Cord Blood Program), University of Colorado Cord Blood Bank, Milan Cord Blood Bank, Düsseldorf Cord Blood Bank, and other public cord blood banks around the world. Public cord blood banks provide families with the option of donating their cord blood for public use at no cost. The Stem Cell Therapeutic and Research Act of 2005, or the Stem Cell Therapeutic Act, provides financing for a national system of public cord blood banks in the U.S. to encourage cord blood donations from an ethnically diverse population. In addition, many states are evaluating the feasibility of establishing cord blood repositories for transplantation purposes. An increase in the number and diversity of publicly-available cord blood units from public banks would increase the probability of finding suitably matched cells for a family member, which may result in a decrease in the demand for private cord blood banking. If the science of human leukocyte antigens, or HLA, typing advances, then unrelated cord blood transplantation may become safer and more efficacious, similarly reducing the clinical advantage of related cord blood transplantation.
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
          In oocyte cryopreservation, if our ViaCyte product candidate is successfully developed and approved, we expect to compete with IVF centers and individual companies offering oocyte cryopreservation, including Extend Fertility. Current and future competitors in this field may also have greater financial and human resources than we have, and may have similar or better product candidates or technologies, or product candidates which are brought to the market more quickly than ours. Specifically, several IVF centers are already performing oocyte cryopreservation on a limited basis and Extend Fertility is offering related services, which may make it more difficult ViaCyte, if successfully developed and approved, to achieve a significant market share.
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
          The use of embryonic stem cells for research and stem cell therapy has been the subject of debate regarding related ethical, legal and social issues. Although we do not currently use embryonic stem cells as a source for our research programs, the use of other types of human stem cells for therapy could give rise to similar ethical, legal and social issues as those associated with embryonic stem cells. The commercial success of our product candidates will depend in part on public acceptance of the use of stem cell therapy, in general, for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that stem cell therapy is unsafe or unethical, and stem cell therapy may not gain the acceptance of the public or the medical community. Adverse events in the field of stem cell therapy that may occur in the future also may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. In the event that our research becomes the subject of adverse commentary or publicity, the market price for our common stock could be significantly harmed.
Our business involves the use of hazardous materials that could expose us to environmental and other liability.
          We have facilities in Massachusetts and Kentucky that are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. In the U.S., these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these regulations, we cannot assure you that accidental contamination or injury to employees and third parties from these materials will not occur. We do not have insurance to cover claims arising from our use and disposal of these hazardous substances other than limited clean-up expense coverage for environmental contamination due to an otherwise insured peril, such as fire.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
     During the first quarter of 2007, we issued 187,437 shares of common stock to a warrant holder upon the exercise of a warrant that we issued in connection with our Series D preferred stock financing. In lieu of using cash to pay the exercise price, the warrant holder utilized a cashless exercise procedure in which it forfeited warrants to purchase the shares of common stock that we issued to them. There were no underwriters employed in connection with any of these transactions. The warrant issuance and related stock issuance were exempt from registration under the Securities Act under Regulation D and Section 4(2) thereunder because the exercise and issuance did not involve a public offering.
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
     No payments for the above expenses nor other payments of proceeds were made directly or indirectly to (i) any of our directors, officers or their associates, except as described below, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
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
(a) None.
(b) None.
ITEM 6. EXHIBITS
See the Exhibit Index following the “Signatures” page below.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACELL, INC.

May 10, 2007	/s/ Marc D. Beer
Marc D. Beer
Chief Executive Officer
(Principal Executive Officer)

May 10, 2007	/s/ Stephen G. Dance
Stephen G. Dance
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

No.	Item
10.1(1)	Amended and restated employment agreement dated March 12, 2007 between ViaCell and Marc D. Beer.**

10.2(1)	Amended and restated letter agreement dated March 12, 2007 between ViaCell and Anne Marie Cook.**

10.3(1)	Amended and restated letter agreement dated March 12, 2007 between ViaCell and Jim Corbett.**

10.4(1)	Amended and restated employment agreement dated March 12, 2007 between ViaCell and Morey Kraus.**

10.5(1)	Amended and restated letter agreement dated March 12, 2007 between ViaCell and Mary Thistle.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K (No. 000-51110) filed with the SEC on March 13, 2007.

**	Indicates a management contract or compensatory plan