Form 10-Q
period 2007-06-30
VIACELL INC
filed 2007-08-09
CIK 1114529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
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
Yes ☐ No ☑
     As of August 7, 2007, 38,837,168 shares of the Company’s common stock, $0.01 par value, were outstanding.

ViaCell, Inc.
Quarterly Report on Form 10-Q
For the Fiscal Quarter Ended June 30, 2007
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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements, including statements about our current projections as to future financial performance, our expectations as to the potential and anticipated results of our research and development programs, and the possible outcome of litigation related to our intellectual property portfolio and other disputes. We have based these forward-looking statements on our current expectations about such future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report in Part II, Item 1A — Risk Factors. Given these risks and uncertainties, you are cautioned not to place substantial weight on forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. We do not undertake any obligation to update or revise any of these statements.

PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements
ViaCell, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,439	$18,039
Short-term investments	33,519	33,206
Accounts receivable, less allowances of $2,190 and $1,436 at June 30, 2007 and December 31, 2006, respectively	13,426	12,616
Prepaid expenses and other current assets	2,264	2,008

Total current assets	59,648	65,869
Property and equipment, net	7,902	8,376
Goodwill	3,621	3,621
Intangible assets, net	2,521	2,621
Restricted cash	1,795	1,795

Total assets	$75,487	$82,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$50	$55
Accounts payable	600	960
Accrued expenses	9,449	9,550
Deferred revenue	8,409	7,300

Total current liabilities	18,508	17,865
Deferred revenue	17,722	14,666
Deferred rent	3,128	3,252
Contingent purchase price	6,000	8,155
Long-term debt obligations, net of current portion	14	27

Total liabilities	45,372	43,965
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares at June 30, 2007 and December 31, 2006, none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares at June 30, 2007 and December 31, 2006; issued and outstanding 38,828,471 and 38,525,036 shares at June 30, 2007 and December 31, 2006, respectively	388	385
Additional paid — in capital	233,997	232,215
Accumulated deficit	(204,501)	(194,490)
Accumulated other comprehensive income	231	207

Total stockholders’ equity	30,115	38,317

Total liabilities and stockholders’ equity	$75,487	$82,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Processing and storage revenues	$15,729	$13,362	$30,092	$25,299
Grant revenues	—	177	95	320

Total revenues	15,729	13,539	30,187	25,619
Operating expenses:
Cost of processing and storage revenues	2,623	2,536	5,263	4,864
Research and development	2,710	3,660	5,988	7,126
Sales and marketing	11,908	9,995	23,029	17,916
General and administrative	4,316	5,013	9,116	9,650
In-process research and development	(2,155)	—	(2,155)	—
Restructuring	267	—	267	(180)

Total operating expenses	19,669	21,204	41,508	39,376

Loss from operations	(3,940)	(7,665)	(11,321)	(13,757)
Interest income (expense):
Interest income	613	803	1,312	1,527
Interest expense	—	(17)	(2)	(43)

Total interest income, net	613	786	1,310	1,484
Loss from operations before cumulative effect of change in accounting principle	(3,327)	(6,879)	(10,011)	(12,273)
Cumulative effect of change in accounting principle	—	—	—	283

Net loss	$(3,327)	$(6,879)	$(10,011)	$(11,990)

Net loss per share:
Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.09)	$(0.18)	$(0.26)	$(0.32)
Cumulative effect of change in accounting principle	—	—	—	0.01

Basic and diluted net loss per common share	$(0.09)	$(0.18)	$(0.26)	$(0.31)
Weighted average shares used in basic and diluted net loss per share computation	38,784	38,367	38,725	38,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(3,327)	$(6,879)	$(10,011)	$(11,990)
Foreign currency translation adjustment	13	2	24	11

Comprehensive loss	$(3,314)	$(6,877)	$(9,987)	$(11,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,011)	$(11,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,137	1,130
Non-cash disposal of property and equipment	244	—
Cumulative effect of change in accounting principle	—	(283)
Stock-based compensation	1,235	1,531
Warrant expense	20	—
Non-cash credit to in-process research and development	(2,155)	—
Reserve for bad debt	582	777
Tenant improvement allowance	—	60
Other	—	4
Changes in assets and liabilities:
Accounts receivable	(1,391)	1,093
Prepaid expenses and other current assets	(256)	(733)
Accounts payable	(361)	507
Accrued expenses	(117)	3,007
Deferred revenue	4,165	3,094
Deferred rent	(111)	(263)

Net cash used in operating activities	(7,019)	(2,066)

Cash flows from investing activities:
Purchases of property and equipment	(807)	(1,204)
Proceeds from maturities of investments	33,615	20,922
Purchase of investments	(33,929)	(20,276)

Net cash used in investing activities	(1,121)	(558)

Cash flows from financing activities:
Proceeds from exercise of stock options	531	49
Proceeds from refund of security deposit	—	218
Repayments on credit facilities	—	(881)
Payments on capital lease principal	(18)	(36)

Net cash provided by (used in) financing activities	513	(650)

Effect of change in exchange rates on cash	27	68
Net decrease in cash and cash equivalents	(7,600)	(3,206)
Cash and cash equivalents, beginning of period	18,039	33,138

Cash and cash equivalents, end of period	$10,439	$29,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Nature of Business
     ViaCell is a biotechnology company dedicated to enabling the widespread application of human cells as medicine. The Company has a commercial business focused on women’s health that generates revenues from sales of ViaCord, a service offering through which families can preserve their baby’s umbilical cord blood for possible future medical use. Stem cells from umbilical cord blood are a treatment option today for over 40 diseases, including certain blood cancers and genetic diseases. The Company is also working to leverage its commercial infrastructure and product development capabilities by developing ViaCyte sm , a product candidate being studied for its potential to broaden reproductive choices for women through the cryopreservation of human unfertilized eggs. The Company’s other research and development efforts are focused on investigating the potential for new therapeutic uses of umbilical cord blood-derived stem cells and on technology for expanding populations of these cells. The Company is concentrating these efforts in the areas of cancer, cardiac disease and diabetes.
     ViaCell was incorporated in the State of Delaware on September 2, 1994. The Company’s corporate headquarters and research facility are located in Cambridge, Massachusetts. The Company has a processing and storage facility in Hebron, Kentucky.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006, and related notes, are unaudited but, in management’s opinion include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. (“GAAP”). The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and updated, as necessary, in this Form 10-Q. Results for the six months ended June 30, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the condensed consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured using the Black-Scholes option pricing model at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service period. Employee stock-based compensation expense was $0.6 million and $0.8 million for the three months ended June

30, 2007 and June 30, 2006, respectively. Employee stock-based compensation expense was $1.2 million and $1.5 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the condensed consolidated financial statements.
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
     The following sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic and diluted net loss per share
Net loss	$(3,327)	$(6,879)	$(10,011)	$(11,990)
Weighted average number of common shares outstanding	38,784	38,367	38,725	38,329

Basic and diluted net loss per share	$(0.09)	$(0.18)	$(0.26)	$(0.31)
The following reflects the weighted average of potentially dilutive securities that were excluded from the calculation of basic and diluted net loss per share because their effect was antidilutive:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Stock Options	3,998,502	3,958,946
Warrants	1,328,055	1,837,291
In-Process Research and Development Expense
     As part of the Company’s acquisition of Kourion Therapeutics AG in September 2003, the Company was obligated to make up to four future payments (“milestone payments”) of $3.0 million each to former shareholders of Kourion Therapeutics if certain product development goals are achieved within specified timeframes. These milestone payments are payable in cash or stock, valued at its fair market value at the time of issuance, at the election of each former Kourion shareholder. Two of these milestone payments expired on December 31, 2006 and June 30, 2007, respectively. The Company is not obligated to make either of these milestone payments because the related development goals were not met within the required timeframe. As of December 31, 2006, the Company had recorded $8.2 million in contingent purchase price as a long-term liability on its condensed consolidated balance sheet associated with the then remaining outstanding milestone payments, which were originally recorded as part of the purchase accounting associated with the acquisition of Kourion Therapeutics to offset negative goodwill. On June 30, 2007, as a result of the time frame expiration, the Company reduced its long-term liabilities to $6.0 million which represents the two remaining potential milestone payments. Since there are no other long-lived assets on the Company’s condensed consolidated balance sheet, the reduction in long-term liabilities was recorded as a credit to in-process research and development expense of $2.2 million in the quarter ended June 30, 2007. The remaining potential future milestones must be achieved by December 31, 2011 and December 31, 2012 respectively, or they will also expire.

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
     In March 2007, FASB issued Emerging Issues Task Force (Task Force) 07-3 (EITF 07-3) “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” which permits entities involved in research and development activities (R&D activities) to make advanced payments for goods or services that will be used in future R&D activities. The issue is whether nonrefundable advance payments for goods or services that will be used or rendered for R&D activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 will be effective for the first fiscal year that begins after December 15, 2007. The Company has not yet completed its evaluation of the impact and adoption of EITF 07-3 on its financial condition or results of operations.
3. Accrued Expenses
     At June 30, 2007 and December 31, 2006, accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Payroll and payroll-related	$1,926	$1,904
Management incentive	635	1,047
Professional fees	2,131	1,829
Accrued marketing	2,240	2,079
Deferred rent, current	357	345
Accrued taxes	529	459
Other	1,631	1,887

Accrued expenses	$9,449	$9,550

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
     As of January 1, 2007, the Company had net deferred tax assets of approximately $61.0 million representing unrecognized tax benefits. The Company has recorded a full valuation allowance against its net deferred tax assets as the realization of such assets is uncertain.
     The Company conducts business in the U.S. and previously conducted business in Singapore and Germany. The Company is subject to examination in the normal course of business by taxing authorities in all of these jurisdictions. All of the Company’s tax years remain potentially open to examination by the taxing authorities in jurisdictions in which the Company has federal and state net operating loss (“NOL”) carryforwards. As of June 30, 2007, no examinations related to income taxes have occurred.
     At December 31, 2006, the Company had federal and state NOL carryforwards of approximately $87.8 million and $93.3 million, respectively, which begin to expire in 2009 and 2007, respectively, and federal and state research and development (“R&D”) credit carryforwards of $3.4 million and $1.6 million, respectively, which begin to expire in 2009 and 2013, respectively. At December 31, 2006, the Company also had foreign NOL carryforwards of $14.8 million. These carryforwards expire through 2024 and are subject to review and possible adjustment by the local tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation in the event of ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that the Company can utilize annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by

Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.
     The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such a study and that there could be additional changes of control in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the Company’s NOL or R&D credit carryforwards before utilization. Until the Company completes a study and any limitations are known, no amounts are being presented as an uncertain tax position under FIN 48.
     The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense on its condensed consolidated statements of operations. As of June 30, 2007, the Company has not accrued any interest or penalties related to uncertain tax positions.
5. Commitments and Contingencies
Agreements
     In August 2006, the Company entered into a data license and marketing services agreement with Mothers Work, Inc., the world’s largest designer and retailer of maternity apparel. Mothers Work operates several large maternity store retail chains such as Motherhood Maternity, A Pea in the Pod, Mimi Maternity, and Destination Maternity. Under the terms of the agreement, Mothers Work has granted the Company an exclusive license within the field of preserving stem cells from cord blood and other sources to market directly to those Mothers Work customers who have affirmatively agreed to permit disclosure of their data and information. Mothers Work has also agreed to provide certain in-store marketing services related to the ViaCord service offering. Under the terms of the agreement, the Company will pay Mothers Work $5.0 million per year over the three-year term of the agreement which began on January 1, 2007 and, unless earlier terminated, ends on December 31, 2009. Under certain circumstances, the Company will also be obligated, at the beginning of 2009, to issue Mothers Work a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $6.29, which represents a 30% premium to the average closing price of the Company’s common stock over the ten trading days immediately preceding January 1, 2007. The warrant would be exercisable for a one year period beginning on January 1, 2010. The Company remeasures the fair market value of the warrant at each reporting period and is recognizing expense over the three year term of the agreement. The agreement can be terminated early by either company if the other company commits a material breach of the agreement or under certain circumstances arising from claims by a third party alleging that the third party has rights that supersede Mothers Work’s commitment to the Company. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work and subsequently denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, the Company believes that reversal of this ruling is unlikely and that the termination rights under its agreement with Mothers Work are unlikely to be triggered. As a condition to commencing the agreement on January 1, 2007, the Company agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with the Company. The Company also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. The Company’s potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on the Company’s assessment of the low likelihood that it might have to pay damages or legal fees given the arbitrator’s ruling, the Company concluded that the fair value of its indemnification obligation is not material and has not recorded a liability as of June 30, 2007.
     In June 2006, the Company entered into a research collaboration agreement with the Stem Cell Internal Venture (“SCIV”) of Centocor Research and Development, Inc. to evaluate ViaCell’s proprietary cord blood-derived multi-potent stem cells in preclinical testing as a potential treatment for cardiac disease. The collaboration is also supported by the Biologics Delivery Systems Group of Cordis Corporation, and is focused on dosing, delivery and targeting of ViaCell’s expanded proprietary cord blood stem cells using Cordis’ Myostar injection catheter and NOGA XP cardiac navigation system. Under the terms of the agreement, ViaCell received an initial up-front payment of $350,000 which it recorded as a liability and is amortizing as a reduction of research and development expense, as work is performed. SCIV is responsible for its own costs under the collaboration and is obligated to pay 50% of the research costs that ViaCell incurs under the collaboration, consistent with the agreed upon budget. As of June 30, 2007, SCIV has reimbursed the Company approximately $0.6 million of these costs. In addition, the agreement provides SCIV with the first right to negotiate a collaboration with ViaCell on the clinical development and commercialization of a cardiac product offering based on ViaCell’s proprietary cord blood stem cells.
     In January 2005, the Company entered into a supply agreement with Miltenyi Biotec GmbH (“Miltenyi”). The supply agreement with Miltenyi provided for the exclusive supply by Miltenyi to ViaCell of cell separation kits used by the Company in its CB001 program. In July 2007, as provided for under the terms of the agreement, the Company terminated this agreement. The effective date of the termination will be in January 2008. The costs incurred in conjunction with the Company’s remaining commitment to purchase cell separation kits, which totaled approximately $0.2 million, were accrued as research and development expenses during the quarter ended June 30, 2007. Separate from the costs for which the Company has accrued, the Company received correspondence from Miltenyi requesting payment of $0.6 million for alleged additional purchase obligations under the supply agreement. The Company, based upon the terms of the supply agreement, believes it is not obligated to pay Miltenyi the $0.6 million and that it is unlikely that the Company will be required to make such payment. Accordingly, the Company has not accrued for this $0.6 million claim as of June 30, 2007.
     In addition to the revenues generated by the Company’s ViaCord service offering, the Company recorded revenues in the prior periods presented from a grant agreement with the Economic Development Board (“EDB”) of the Government of Singapore. In April 2007, the Company reached an agreement with the EDB with respect to the conclusion of the grant, which expired in May 2007, resolving a dispute related to the impact of a prior period increase in the EDB’s cost reimbursement percentage provisions of the grant, and a related dispute concerning an assertion by the EDB that the Company had not fulfilled a commitment to employ a specified number of people in Singapore which was an original condition of the grant. The Company and the EDB finalized the agreement in the quarter ended June 30, 2007. As of June 30, 2007, the Company had received grant payments from EDB totaling approximately $1.9 million. The Company ceased operations in Singapore in the quarter ended June 30, 2007. As a result, the Company recorded a restructuring charge of $0.3 million related to employee severance and facility-related costs in the quarter ended June 30, 2007, all of which has been paid as of June 30, 2007.
Litigation
     In 2002, PharmaStem Therapeutics, Inc. filed suit against the Company and several other defendants in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patents No. 5,004,681 (’681) and No. 5,192,553 (’553), relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. The July 2007 decision of the U.S. Court of Appeals for the Federal

Circuit described below supports the Company’s belief that it does not infringe these patents and that the patents are invalid.
     In 2003, a jury ruled against the Company and the other defendants, Cbr Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry, finding that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against the Company for approximately $2.9 million, based on 6.125% royalties on the Company’s revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in the Company’s favor and against PharmaStem, stating that PharmaStem had failed to prove infringement of both patents, consequently the Company has not recorded a liability as of June 30, 2007. PharmaStem appealed that decision, and the Company appealed the jury’s finding as to validity of the patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that the Company did not infringe the two PharmaStem patents at issue and that the two patents are invalid. PharmaStem has filed a petition for a re-hearing of the case before the full bench of the Court of Appeals.
     In July 2004, PharmaStem filed a second complaint against the Company. The second complaint was filed in the U.S. District Court for the District of Massachusetts, alleging infringement of U.S. Patents No. 6,461,645 (‘645) and 6,569,427 (‘427), which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. The Company believes that the patents in this new action are invalid and/or that, in any event, the Company does not infringe them. On January 7, 2005, PharmaStem filed a Motion for a Preliminary Injunction. That motion is currently stayed. The Company believes the issues presented in this case are substantially the same as the issues presented in the original Delaware case. The Company also believes that it does not infringe the ‘645 and ‘427 patents asserted in this second case and that those patents are invalid for the same reasons that the Court of Appeals found the ‘681 and ‘553 patents to be invalid. Accordingly, the Company filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On February 16, 2005, the Company’s request was granted. The cases have been consolidated in Delaware.
     On October 6, 2005, the Delaware court granted the Company’s motion to stay all discovery in the Massachusetts case pending the decision from the Federal Circuit on the appeal of the District Court of Delaware’s ruling in the Delaware case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below. In June 2007, the Company informed the Delaware Court of the status of the re-examinations. On July 10, 2007, the Company also informed the Delaware court that the Federal Circuit had ruled in its favor. The Delaware Court has yet to take any action in response to these notices.
     In late 2006, the U.S. PTO issued final decisions in the existing re-examination of both the ‘553 method patent and the ‘681 composition patent at issue in the first case and the ‘645 and the ‘427 patents at issue in the second case based on prior art. The U.S. PTO had ordered a second re-examination of the ‘427 patent in order to determine whether certain claims of the patent should expire in 2008, rather than in 2010. The U.S. PTO subsequently issued notice of its intent to allow the remaining claims of all of the patents. In June 2007, additional re-examination requests challenging all of these patents were filed with the U.S. PTO. On July 12, 2007, the U.S. PTO granted the requests for re-examination of the ‘681, ‘553, and ‘645 patents. The U.S. PTO has yet to issue a decision on the additional re-examination request for the ‘427 patent.
     In either of the pending cases, if the Company is ultimately found to infringe valid claims of the PharmaStem patents, the Company could have a significant damages award entered against it. If the Company is found to infringe at any time during the course of either case, including if the full bench of the Court of Appeals or the Supreme Court were to overturn both the non-infringement and invalidity rulings of the Court of Appeals, the Company could also face the risk of an injunction which could prohibit it from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant the Company a license or to do so on economically reasonable terms, and previously informed the Company that it would not do so after October 15, 2004. While the Company does not believe this outcome is likely, in the event of an injunction, if the Company is not able to obtain a license under the disputed patents on economically reasonable terms or at all, and the Company cannot operate under an equitable doctrine known as “intervening rights,” the Company could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. The Company may enter into settlement negotiations with PharmaStem regarding the litigation. The Company cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.
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
Overview
     ViaCell is a biotechnology company dedicated to enabling the widespread application of human cells as medicine. We have a women’s health business that generated revenues of $30.1 million in the six months ended June 30, 2007 and $54.1 million in 2006 from sales of ViaCord, a service offering through which expectant families can preserve their baby’s umbilical cord blood for possible future medical use. Stem cells from umbilical cord blood are a treatment option today for over 40 diseases, including certain blood cancers and genetic diseases. We are also working to leverage our commercial infrastructure and product development capabilities by developing ViaCyte, our product candidate being studied for its potential to broaden reproductive choices for women through the cryopreservation of human unfertilized eggs. Our other research and development efforts are focused on investigating the potential for new therapeutic uses of umbilical cord blood-derived stem cells and on technology for expanding populations of these cells. We are concentrating these efforts in the areas of cancer, cardiac disease and diabetes.
     Our management uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. The majority of our revenues since inception have been generated in the U.S. and the majority of our long-lived assets are located in the U.S.
Revenues
     Our current revenues are derived primarily from fees charged to families for the processing and storage of a child’s umbilical cord blood stem cells collected at birth. These fees consist of an initial fee for collection, processing and freezing of the umbilical cord blood stem cells and an annual storage fee. The annual storage fee provides an annuity of future revenue which grows as the number of stored umbilical cord blood stem cells increases. Our revenues are recorded net of discounts and rebates that we offer our customers from time to time under certain circumstances. Our revenues have increased substantially over the last several years as cord blood banking has gained increased popularity; however, we are unable to predict our long-term future revenues from our umbilical cord blood preservation business. We offer our customers the opportunity to pay their fees directly to us or to finance them with a third party credit provider. The majority of our customers pay their fees directly to us; accordingly, we assume the risk of losses due to unpaid accounts. We maintain a reserve for doubtful accounts to allow for this exposure and consider the amount of this reserve to be adequate as of June 30, 2007.
     We are in ongoing litigation with PharmaStem Therapeutics, Inc. over PharmaStem’s claims that our cord blood preservation business infringes certain claims of PharmaStem’s patents. In the second half of 2004, the Delaware District Court overturned a jury verdict of infringement against us. PharmaStem appealed the District Court’s decision and filed a separate suit claiming that we infringe additional patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that we did not infringe the two PharmaStem patents at issue in the Delaware case and that the two patents are invalid. Based on these two rulings, we do not expect the PharmaStem litigation to have a material adverse impact on our net sales, revenues or income from continuing operations. However, PharmaStem has requested a re-hearing of the Delaware case before the full bench of the Court of

Appeals. Should the full bench of the Court of Appeals overturn both the non-infringement and invalidity rulings of the Court of Appeals and were we to ultimately lose either litigation, it could have a material adverse effect on our net sales, revenues or income from continuing operations, including, possibly, resulting in an injunction preventing us from operating our umbilical cord blood preservation business.
Operating Expenses
     Cost of processing and storage revenues reflects the cost of transporting, testing, processing and storing umbilical cord blood stem cells at our processing facility in Hebron, Kentucky. Cost of processing and storage revenues includes expenses incurred by third party vendors relating to the transportation of cord blood stem cells to our processing facility and certain assay testing performed by a third party on the cord blood before preservation. Other variable costs include collection materials, labor, and processing and storage supplies. Other fixed costs include rent, utilities and other general facility overhead expenses. Cost of processing and storage revenues does not include costs associated with our grant revenues. These costs are included in research and development expenses.
     In 2003, we recorded a royalty expense of $3.3 million following an unfavorable jury verdict in the PharmaStem litigation. In 2004, the Delaware District Court overturned the jury verdict. Based on the court’s ruling, we reversed the entire royalty accrual in 2004 and have not recorded any royalties since such date. PharmaStem appealed the District Court’s ruling and, in July 2004, PharmaStem filed a separate lawsuit claiming that we infringed additional patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that we did not infringe the two PharmaStem patents at issue in the Delaware case and that the two patents are invalid. Pending a subsequent decision by the full bench of the Court of Appeals or the Supreme Court overturning both the non-infringement and invalidity rulings of the Court of Appeals and further adverse developments in either litigation, we do not intend to record a royalty expense in future periods, since we believe PharmaStem’s claims are without merit. It is possible that the final outcome of our litigation with PharmaStem could result in us being required to pay damages to PharmaStem at a higher or lower amount than previously awarded by the jury in Delaware. Should this occur, our financial condition and results of operations could be materially affected. We may enter into settlement negotiations with PharmaStem regarding the litigation. If a settlement agreement were entered into, we do not know whether it would provide for a payment by us of an ongoing royalty or payment of other amounts to PharmaStem, or what those amounts might be.
     Our research and development expenses consist primarily of costs associated with development of our product candidates, including ViaCyte, our oocyte cryopreservation product candidate, our preclinical research evaluating our proprietary cord blood-derived multi-potent stem cells as a potential treatment for cardiac disease, and CB001, the development of which we stopped in the first quarter of 2007 based on the Phase 1 clinical trial results. These expenses consist of preclinical and clinical development costs, and costs associated with non-clinical support activities such as toxicological testing, manufacturing, process development and regulatory services. The cost of our research and development staff is the most significant category of expense, however we also incur expenses for external service providers, including those involved in preclinical studies, consulting, and lab supplies. We expect that our research and development expenses will continue to increase over the next several years as a result of increased costs and expenses associated with the ViaCyte clinical trial and possible future clinical trials of other product candidates, including the product candidate that we are studying in preclinical trials as a potential treatment for cardiac disease, if preclinical data supports moving forward. These potential increases in costs will be partially offset by reductions in costs related to the CB001 program. Future research and development expenses may also include increased costs associated with product candidates that we might license or acquire, and, if our programs are successful, costs and expenses associated with submissions for regulatory approvals and the expansion of clinical and commercial scale manufacturing facilities. The amount of these increases is difficult to predict due to the uncertainty inherent in our research, development and manufacturing programs and activities, the timing and scope of our clinical trials, the rate of patient enrollment in our clinical trials, and the detailed design of future clinical trials. In addition, the results from our clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. On an ongoing basis, we evaluate the results of our product candidate programs. Based on these evaluations, we consider options for each program, including, but not limited to, terminating the program, funding continuing research and development with the eventual aim of commercializing products, or licensing the program to third parties.
     Our sales and marketing expenses relate to our women’s reproductive health business and, specifically, our ViaCord service offering. The majority of these costs relate to our sales force and support personnel, marketing expenses and telecommunications expense related to our call center. We also incur external costs associated with advertising, direct mail, promotional and other marketing services. We may, from time to time, implement additional promotions and other marketing programs that may increase sales and marketing expenses, and augment our internal marketing efforts with external relationships such as the data license and marketing services agreement we entered into with Mothers Work, Inc. in August 2006. For a description of our agreement with Mothers Work, including the risks related thereto, see “Commitments and Contingencies — Other Arrangements”.
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
Results of Operations
Three and Six Months Ended June 30, 2007 and 2006 (table amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Processing revenues	$12,389	$10,822	14%	$23,615	$20,433	16%
Storage revenues	3,340	2,540	31%	6,477	4,866	33%

Total processing and storage revenues	15,729	13,362	18%	30,092	25,299	19%

Grant revenues	—	177	(100)%	95	320	(70)%

Total revenues	$15,729	$13,539	16%	$30,187	$25,619	18%

     The increase in processing revenues of $1.6 million, or 14%, from the three months ended June 30, 2006 to the three months ended June 30, 2007, and the increase in processing revenues of $3.2 million, or 16%, from the six months ended June 30, 2006 to the six months ended June 30, 2007 was due primarily to an increase in the total number of umbilical cords processed and an increase in the average selling price for processing. We introduced a price increase for ViaCord processing on May 1, 2007. This increase contributed to the increase in average selling price in the three and six months ended June 30, 2007.
     The increase in storage revenues of $0.8 million, or 31%, from the three months ended June 30, 2006 to the three months ended June 30, 2007, and the increase in storage revenues of $1.6 million, or 33%, from the six months ended June 30, 2006 to the six months ended June 30, 2007 was due primarily to an increase in the number of umbilical cords stored.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Cost of processing and storage revenues	$2,623	$2,536	3%	$5,263	$4,864	8%
     The increase in cost of processing and storage revenues of $0.1 million, or 3%, from the three months ended June 30, 2006 to the three months ended June 30, 2007, and the increase in cost of processing and storage revenues of $0.4 million, or 8%, from the six months ended June 30, 2006 to the six months ended June 30, 2007, was due primarily to increases in variable expenses related to the increased number of umbilical cords processed and stored. These increases in variable expenses were primarily related to higher costs for the transportation and collection of the umbilical cord blood, offset by a slight decrease in costs for testing of the umbilical cord blood.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Research and development	$2,710	$3,660	(26)%	$5,988	$7,126	(16)%
     During the three months ended June 30, 2007, our research and development expenses primarily related to our ViaCyte product candidate and our cardiac cord blood program, as well as regulatory, quality, research and other costs associated with ViaCord. During the three months ended June 30, 2007, we also incurred costs of $0.2 million in conjunction with the termination of a supply agreement with a vendor that provided us with cell separation kits used in our CB001 program. During the three months ended June 30, 2006, our research and development expenses also included site costs and the cost of the cord blood associated with our CB001 clinical trial. The decrease in research and development expenses of $1.0 million, or 26%, from the three months ended June 30, 2006 to the three months ended June 30, 2007 was primarily due to the reduction in clinical expenses associated with CB001, as well as a reduction in other expenses associated with our decision, made in the first quarter of 2007, not to advance development of CB001 and to reduce our hematopoietic program-related costs. The decrease in research and development expenses of $1.1 million, or 16%, from the six months ended June 30, 2006 to the six months ended June 30, 2007 was primarily due to the reduction in research and development expenses from our decision to not advance CB001 in further clinical trials, partially offset by costs associated with the manufacturing of ViaCyte media and initiation of our ViaCyte pivotal clinical trial.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Sales and marketing	$11,908	$9,995	19%	$23,029	$17,916	29%
     The increase in sales and marketing expenses of $1.9 million, or 19%, from the three months ended June 30, 2006 to the three months ended June 30, 2007, and the increase of $5.1 million, or 29%, from the six months ended June 30, 2006 to the six months ended June 30, 2007 was primarily related to increased staffing within both the internal and external sales organization and increased external marketing expenses to strengthen our market presence and the costs of our Mothers Work Agreement. As of January 1, 2007, we initiated payments to Mothers Work under our data license and marketing services agreement with Mothers Work. Under the terms of the agreement, we are required to pay Mothers Work $5.0 million per year over the three year term of the agreement which expires on December 31, 2009. We also incurred increased mailing costs as a result of leads generated from Mothers Work.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
General and administrative	$4,316	$5,013	(14)%	$9,116	$9,650	(6)%
     The decrease in general and administrative expenses of $0.7 million, or 14%, from the three months ended June 30, 2006 to the three months ended June 30, 2007 and the decrease of $0.6 million, or 6%, from the six months ended June 30, 2006 to the six months ended June 30, 2007 was primarily due to decreased consulting services incurred in 2007 related to compliance with the Sarbanes-Oxley Act of 2002. The decrease also reflects lower legal costs, as well as a decrease in stock-based compensation expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
In-process research & development	$(2,155)	$—	(100)%	$(2,155)	$—	(100)%
     As of December 31, 2006, we had recorded $8.2 million in contingent purchase price as a long-term liability on our condensed consolidated balance sheet associated with the then remaining outstanding milestone payments due to former shareholders of Kourion Therapeutics if certain product development goals were achieved within specified timeframes. These amounts were originally recorded as part of the purchase accounting associated with the acquisition of Kourion Therapeutics as an offset to negative goodwill. On June 30, 2007, as a result of the second milestone time frame expiration, we reduced our long-term liability to $6.0 million which is represented by the two remaining potential milestone payments of $3.0 million each. Since there are no other long-lived assets on our condensed consolidated balance sheet, the reduction in long-term liabilities was recorded as a credit to in-process research and development expense of $2.2 million in the quarter ended June 30, 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Restructuring	$267	$—	100%	$267	$(180)	248%
     We ceased operations in Singapore in the quarter ended June 30, 2007. As a result, we recorded a restructuring charge of $0.3 million related to employee severance and facility-related costs in the quarter ended June 30, 2007.
     We ceased operations in Germany in 2004. During the six months ended June 30, 2006, we reported income of $0.2 million related to restructuring due to changes in estimates of the grant refunds due to the German grant authorities. In 2006, we settled with the German grant authorities with respect to potential claim reimbursements. We anticipate no further payments in connection with such settlement. Prior to ceasing operations in Singapore and Germany, we had conducted our research and development activities in these locations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Interest income	$613	$803	(24)%	$1,312	$1,527	(14)%
Interest expense	—	(17)	100%	(2)	(43)	95%

Total interest income, net	$613	$786	(22)%	$1,310	$1,484	(12)%

     Interest income is earned primarily from the investment of our cash in short-term securities and money market funds. The decrease in interest income from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 primarily related to decreased average investment balances resulting from a lower cash balance available for investment. The decrease in interest expense from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 related primarily to lower outstanding debt obligations.
Liquidity and Capital Resources
     From our inception through June 30, 2007, we have raised $193.1 million in common and preferred stock issuances, which includes $53.3 million in net proceeds from our initial public offering in January 2005. We used approximately $15.5 million of these net proceeds to repay in full related party notes of $14.0 million, and accrued interest thereon of $1.5 million. As of June 30, 2007, we had approximately $44.0 million in cash, cash equivalents and investments.
     Table excerpted from our Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2006	$ Change
Net cash used in operating activities	$(7.0)	$(2.1)	$(4.9)
Net cash used in investing activities	(1.1)	(0.6)	(0.5)
Net cash provided by (used in) financing activities	0.5	(0.7)	1.2
Cash and cash equivalents, end of period	10.4	29.9	(19.5)
Operating Activities
     Net cash used in operating activities was $7.0 million for the six months ended June 30, 2007, an increase of $4.9 million from the $2.1 million net cash used in operating activities for the six months ended June 30, 2006. This increase was primarily due to the timing of working capital payments and receipts partially offset by a lower net loss in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. For the six months ended June 30, 2007, the $7.0 million net cash used in operating activities was primarily due to our net loss of $10.0 million, reduced by net non-cash expenses of $1.1 million, net increases in deferred revenue of $4.2 million, partially offset by a net increase in working capital (which consists of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses) of $2.1 million and a decrease in deferred rent of $0.2 million. The increase, in deferred revenue of $4.2 million related to sales of long-term pre-paid storage contracts. For the six months ended June 30, 2006, the $2.1 million net cash used in operating activities was primarily due to our net loss of $12.0 million, reduced by non-cash expenses of $3.2 million, net increases in deferred revenue of $3.1 million, and a net decrease in working capital (accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses) of $3.9 million, partially offset by a decrease in deferred rent of $0.3 million. The increase in deferred revenue of $3.1 million related to sales of long-term pre-paid storage contracts.
Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2007 was $1.1 million as compared to net cash used in investing activities of $0.6 million for the six months ended June 30, 2006. For the six months ended

June 30, 2007, $33.6 million of U.S. Government and high-rated corporate securities matured and $33.9 million was invested in similar securities. We also invested approximately $0.8 million in property and equipment for the six months ended June 30, 2007. For the six months ended June 30, 2006, $20.9 million of U.S. Government and high-rated corporate securities matured and $20.3 million was invested in similar securities. We also invested approximately $1.2 million in property and equipment for the six months ended June 30, 2006.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2007 was $0.5 million as compared to net cash used in financing activities of $0.7 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, the net cash provided by financing activities was principally related to proceeds of $0.5 million from stock option exercises. For the six months ended June 30, 2006, the net cash used in financing activities was principally related to repayments of $0.9 million on our long-term debt obligations, offset by proceeds from stock option exercises of $0.1 million.
     We anticipate that our current cash, cash equivalents and investments will be sufficient to fund our operations and meet our anticipated liquidity needs for at least the next three years based upon our current plans. However, our forecast for the period of time during which our financial resources will be adequate to support our operations and meet our anticipated liquidity needs is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more clinical trials, or other aspects of our operations or we may enter into licensing deals, collaborations or other strategic efforts or take other actions which change our plans and affect our revenues, expenses and cash requirements.
     Other than outstanding warrants exercisable for up to 1,193,333 shares of our common stock at June 30, 2007, and the warrant to purchase 100,000 shares of our common stock which we will issue to Mothers Work, under certain circumstances, on January 1, 2009 in connection with our data license and marketing services agreement, we have no “off balance sheet arrangements”, as defined by Item 303(a)(4) of the SEC’s Regulation S-K.
Other Arrangements
Mothers Work Data and Marketing Services
     In August 2006, we entered into a data license and marketing services agreement with Mothers Work, Inc., the world’s largest designer and retailer of maternity apparel. Mothers Work operates several large maternity store retail chains such as Motherhood Maternity, A Pea in the Pod, Mimi Maternity, and Destination Maternity. Under the terms of our agreement, Mothers Work has granted us an exclusive license within the field of preserving stem cells from cord blood and other sources to market directly to those Mothers Work customers who have affirmatively agreed to permit disclosure of their data and information. Mothers Work has also agreed to provide certain in-store marketing services related to the ViaCord service offering. Under the terms of our agreement, we will pay Mothers Work $5.0 million per year over the three-year term of the agreement which began on January 1, 2007 and, unless earlier terminated, ends on December 31, 2009. Under certain circumstances, we will also be obligated, at the beginning of 2009, to issue Mothers Work a warrant to purchase 100,000 shares of our common stock (see note 5 to our condensed consolidated financial statements). A third party is claiming that it has rights under an agreement with Mothers Work that supersede Mothers Work’s commitment to us. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work and subsequently denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, we believe that reversal of this ruling is unlikely and that the termination rights under our agreement with Mothers Work are unlikely to be triggered. As a condition to commencing the agreement on January 1, 2007, we agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with us. We also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. Our potential obligation to

Mothers Work under the indemnification agreement is unlimited. However, based on our assessment of the low likelihood that we might have to pay damages or legal fees given the arbitrator’s ruling, we concluded that the fair value of our indemnification obligation is not material and have not recorded a liability as of June 30, 2007.
Miltenyi
     In January 2005, we entered into a supply agreement with Miltenyi Biotec GmbH (“Miltenyi”). The supply agreement with Miltenyi provided for the exclusive supply by Miltenyi to ViaCell of cell separation kits used in the CB001 program. In July 2007, as provided for under the terms of the agreement, we terminated this agreement. The effective date of the termination will be in January 2008. The costs incurred in conjunction with our remaining commitment to purchase cell separation kits, which totaled approximately $0.2 million, were accrued as research and development expenses during the quarter ended June 30, 2007. Separate from the costs for which we have accrued, we have received correspondence from Miltenyi requesting payment of $0.6 million for alleged additional purchase obligations under the supply agreement. Based upon the terms of the supply agreement, we do not believe that we are obligated to pay Miltenyi the $0.6 million and that it is unlikely that we will be required to make such payment. Accordingly, we have not accrued for this $0.6 million claim as of June 30, 2007.
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
Legal Proceedings
     In 2002, PharmaStem Therapeutics, Inc. filed suit against us and several other defendants in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patents No. 5,004,681 (’681) and No. 5,192,553 (’553), relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. The July 2007 decision of the Court of Appeals for the Federal Circuit described below supports our belief that we do not infringe these patents and that the patents are invalid.
     In 2003, a jury ruled against us and the other defendants, Cbr Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry, finding that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in our favor and against PharmaStem, stating that PharmaStem had failed to prove infringement of both patents, consequently we have not recorded a liability as of June 30, 2007. PharmaStem appealed that decision, and we appealed the jury’s finding as to validity of the patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that we did not infringe the two PharmaStem patents at issue and that the two patents are invalid. PharmaStem has filed a petition for a re-hearing of the case before the full bench of the Court of Appeals.

     In July 2004, PharmaStem filed a second complaint against us. The second complaint was filed in the U.S. District Court for the District of Massachusetts, alleging infringement of U.S. Patents No. 6,461,645 (‘645) and 6,569,427 (‘427), which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. We believe that the patents in this new action are invalid and/or that, in any event, we do not infringe them. On January 7, 2005, PharmaStem filed a Motion for a Preliminary Injunction. That motion is currently stayed. We believe the issues presented in this case are substantially the same as the issues presented in the original Delaware case. We also believe that we do not infringe the ‘645 and ‘427 patents asserted in this second case and that those patents are invalid for the same reasons that the Court of Appeals found the ‘681 and ‘553 patents to be invalid. Accordingly, we filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On February 16, 2005, our request was granted. The cases have been consolidated in Delaware.
     On October 6, 2005, the Delaware court granted our motion to stay all discovery in the Massachusetts case pending the decision from the Federal Circuit on the appeal of the District Court of Delaware’s ruling in the Delaware case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below. In June 2007, we informed the Delaware Court of the status of the re-examinations. On July 10, 2007, we also informed the Delaware court that the Federal Circuit had ruled in our favor. The Delaware Court has yet to take any action in response to these notices.
     In late 2006, the U.S. PTO issued final decisions in the existing re-examination of both the ‘553 method patent and the ‘681 composition patent at issue in the first case and the ‘645 and the ‘427 patents at issue in the second case based on prior art. The U.S. PTO had ordered a second re-examination of the ‘427 patent in order to determine whether certain claims of the patent should expire in 2008, rather than in 2010. The U.S. PTO issued notice of its intent to allow the remaining claims of all of the patents. In June 2007, additional re-examination requests challenging all of these patents were filed with the U.S. PTO. On July 12, 2007, the U.S. PTO subsequently granted the requests for re-examination of the ‘681, ‘553, and ‘645 patents. The U.S. PTO has yet to issue a decision on the additional re-examination request for the ‘427 patent.
     In either of the pending cases, if we are ultimately found to infringe valid claims of the PharmaStem patents, we could have a significant damages award entered against us. If we are found to infringe at any time during the course of either case, including if the full bench of the Court of Appeals or the Supreme Court were to overturn both the non-infringement and invalidity rulings of the Court of Appeals, we could also face the risk of an injunction, which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant us a license or to do so on economically reasonable terms, and previously informed us that it would not do so after October 15, 2004. While we do not believe this outcome is likely, in the event of an injunction, if we are not able to obtain a license under the disputed patents on economically reasonable terms or at all, and we cannot operate under an equitable doctrine known as “intervening rights,” we could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. We may enter into settlement negotiations with PharmaStem regarding the litigation. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.
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
     Revenue recognition. Our revenues are currently generated principally through our umbilical cord blood preservation and storage activities. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, (SAB 101) as amended by SAB 104, “Revenue Recognition, corrected copy”, and Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) for all revenue transactions entered into in fiscal periods beginning after June 30, 2003. We receive fees for collecting, testing, freezing and storing of umbilical cord blood units and recognize revenue upon the successful completion of these processes. Storage revenue is deferred and recognized over the storage period. We analyze our multiple element arrangements entered into after June 30, 2003 to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21 . We recognize fees received from collecting, testing and freezing processes (collectively known as “processing”) as revenue if it has stand alone value to the customer and the fair value of the undelivered storage services can be determined. We have concluded that the processing service has stand alone value to the customer. The fair value of our processing service cannot be determined but we have objective evidence of the fair value of the “undelivered” storage. The fair value of the storage is equal to the annual storage fee charged to customers on a stand-alone basis. We charge an initial fee which covers processing, and, typically, one year of storage. We defer the fair value of the revenue related to the future storage of the unit and recognize the remainder of the revenue for processing under the residual method.
     Accounting for stock-based compensation. We have one stock-based employee compensation plan. We have followed Statement of Financial Accounting Standards No. 123(R) – “Share-Based Payment” (“SFAS 123R”) since our January 1, 2006 adoption using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We utilize the Black Scholes option pricing model to calculate the fair value of stock options granted under SFAS 123(R). We are required to make significant estimates to note all required inputs to the Black Scholes model, including expected volatility and expected term. Changes in the subjective input assumptions can materially affect the fair value estimate of stock-based compensation expense. Our expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which is obtained from public data sources. Higher estimated volatility increases the fair value of a stock option, and therefore increases the expense to be recognized for each stock option. We also determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. Longer expected term assumptions increase the fair value of the stock option, and therefore increase the expense to be recognized for each stock option.
     Accounting for accounts receivable. Accounts receivable consists primarily of amounts due from customers that have used the ViaCord service offering. Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. We determine the allowance by considering receivables that are past due, our previous loss history, and the customers’ current ability to pay its obligations. We write off accounts receivable when they become uncollectible and payments subsequently received on such accounts receivable are credited to the allowance for doubtful accounts.
     Accounting for research and development expenses. Our research and development expenses consist primarily of costs associated with development of our product candidates, including ViaCyte, our oocyte cryopreservation product candidate, our preclinical research evaluating our proprietary cord blood-derived multi-potent stem cells as a potential treatment for cardiac disease, and CB001, the development of which we stopped in the first quarter of 2007 based on the Phase 1 clinical trial results. These expenses consist of both preclinical and clinical development costs, and the costs associated with non-clinical support activities such as toxicological testing, manufacturing, process development and regulatory consulting services. Clinical development costs represent internal costs for personnel, external costs incurred at clinical sites and contracted payments to third party clinical research organizations to perform certain clinical trials. Our product candidates do not currently have regulatory approval; accordingly, we expense license fees and milestone payments when we incur the liability. We accrue research and development expenses for activities occurring during the fiscal period prior to receiving invoices from clinical sites and third party clinical research organizations. We accrue external costs for clinical studies based on the progress of the clinical trials, including patient enrollment, progress by the enrolled patients through the trial, and contracted costs with clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical studies and basic research when incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may or may not match the estimated costs for a given accounting period. We expect that our research and development expenses will increase for the foreseeable future as we add personnel, expand our clinical trial activities and increase our discovery research capabilities. The amount of these potential increases is difficult to predict due to the uncertainty inherent in the timing of clinical trials, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from our trials, as well as the results of trials of similar drugs under development by others, will influence the number, size and duration of both planned and unplanned trials.
     Accounting for the Mothers Work indemnification agreement. In August 2006, we entered into a data license and marketing services agreement with Mothers Work. Under the terms of our agreement, Mothers Work has granted us an exclusive license within the field of preserving stem cells from cord blood and other sources to market directly to those Mothers Work customers who have affirmatively agreed to permit disclosure of their data and information. Mothers Work has also agreed to provide certain in-store marketing services related to the ViaCord service offering. The agreement can be terminated early by either company if the other company commits a material breach of the agreement or under certain circumstances arising from claims by a third party alleging that the third party has rights that supersede Mothers Work’s commitment to us. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work and subsequently denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, we believe that reversal of the ruling is unlikely and that the termination rights under our agreement with Mothers Work are unlikely to be triggered. As a condition to commencing the agreement on January 1, 2007, we agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with us. We also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requires us to record a liability based on the estimated fair value of the indemnification provided. Our potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on our assessment of the amount of damages and legal fees that could be payable, and the low likelihood that they might have to be paid given the arbitrator’s ruling, we concluded the fair value of our indemnification obligation is not material and have not recorded a liability as of June 30, 2007. Our assumptions involve judgments by management and are subject to change based on on-going developments related to the arbitration proceedings that could result in materially different results than our current estimate.
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
     In March 2007, FASB issued Emerging Issues Task Force (Task Force) 07-3 (EITF 07-3) “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” which permits entities involved in research and development activities (R&D activities) to make advanced payments for goods or services that will be used in future R&D activities. The issue is whether nonrefundable advance payments for goods or services that will be used or rendered for R&D activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 will be effective for the first fiscal year that begins after December 15, 2007. We have not yet completed an evaluation of the impact and adoption of EITF 07-3 on our financial condition or results of operations.

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
Foreign Exchange Risk
     Transactions by our German and Singapore subsidiaries are recorded in Euros and Singapore dollars, respectively. Exchange gains or losses resulting from the translation of these subsidiaries’ financial statements into U.S. dollars are included as a separate component of stockholders’ equity. We hold Euro-based currency accounts to mitigate foreign currency transaction risk. Since the expenses of these subsidiaries are denominated in Euros and Singapore dollars, the fluctuations of exchange rates may adversely affect our results of operations, financial condition and cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 and, based on their evaluation, our principal executive officer and our current and prior principal financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     We have generated operating losses since our inception. As of June 30, 2007, we had cumulative net losses of approximately $204.5 million. These losses have resulted principally from the costs of our research and development activities, which have totaled approximately $121.5 million since our inception. We expect that our research and development expenses will continue to increase over the next several years as a result of increased costs and expenses associated with our ViaCyte pivotal clinical trial and possible future clinical trials of other product candidates, including our preclinical product candidate being studied as a potential treatment for cardiac disease, if preclinical data supports moving forward. Future research and development expenses may also include costs associated with product candidates that we might license or acquire, and, if our programs are successful, costs and expenses associated with submissions for regulatory approvals and the expansion of clinical and commercial scale manufacturing facilities. However, the amount of these increases is difficult to predict, and will depend on a number of factors, such as results of our clinical and preclinical programs, the design of future clinical trials, the results of our efforts to acquire or license new technologies, and decisions made with respect to advancement of our clinical and preclinical programs. Furthermore, our sales and marketing expenses have increased significantly in recent years and may increase in the future, if deemed advisable to expand the market for our ViaCord service offering or to market new products or service offerings that we may license or acquire. Our ability to become cash flow positive and to achieve profitability, and the timing of such events, will depend on many factors, including some or all of the following:
•	our ability to increase sales of our ViaCord service offering particularly in the face of significant competition;

•	continued acceptance in the marketplace for family cord blood banking and the overall growth of the family cord blood banking category;

•	the impact of any unexpected issues or failures related to the collection, processing or storage of umbilical cord blood by us or others in the industry;

•	the impact of any potential adverse outcome in the patent infringement lawsuits brought against us by PharmaStem, including legal expenses, and the material impact on our business if PharmaStem were able to obtain an injunction;

•	the level of our expenses, including as a result of difficulties or delays related to our research and development programs, and any unexpected expenses; and

•	the overall net impact on revenues and expenses of new licensing deals, collaborations or other strategic efforts.
     We cannot assure you that we will ever become cash flow positive or profitable. Other factors that may affect our ability to become cash flow positive and profitable are described in more detail elsewhere in this “Risk Factors” section.
We may not be able to sustain our current level of revenues or our recent growth rates.
     Revenues from sales of ViaCord were $30.1 million in the first half of 2007 and have grown significantly over the past several years, from $7.1 million in 2001, to $20.1 million, $30.9 million, $36.8 million, $43.8 million and $54.1 million in 2002, 2003, 2004, 2005 and 2006, respectively. We believe that this revenue growth is a result of our increased marketing efforts and increased awareness by the public generally of the concept of umbilical cord blood preservation. We may not be able to sustain this growth rate or the current level of ViaCord’s revenues in the future. The principal factors that may adversely affect our revenues include competition from other private cord blood banks, any decline in the market or market acceptance for cord blood banking, slower than expected growth in the family cord blood banking category, the impact of recommendations as to public banking over family banking from physician groups, such as the policy statement issued by the American Academy of Pediatricians, the risks associated with litigation, in particular, the pending PharmaStem litigation, the risk of operational issues, the risks of not being able to maintain relationships with key third party marketing partners or suppliers, and the risks of reputational damage. These and other risks that may affect our future revenues are described in more detail elsewhere in this “Risk Factors” section. If we are unable to sustain our revenues, we may need to reduce our research and development activities or raise additional funds earlier than anticipated or on unfavorable terms, and our stock price may be adversely affected.
If we do not prevail in the PharmaStem litigation, we may be prevented from selling our ViaCord service offering or may have to incur significant expenses.
     In 2002, PharmaStem Therapeutics, Inc. filed suit against us and several other defendants in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patents No. 5,004,681 (’681) and No. 5,192,553 (’553), relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. The July 2007 decision of the Court of Appeals for the Federal Circuit described below supports our belief that we do not infringe these patents and that the patents are invalid.
     In 2003, a jury ruled against us and the other defendants, Cbr Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry, finding that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in our favor and against PharmaStem, stating that PharmaStem had failed to prove infringement of both patents, consequently we have not recorded a liability as of June 30, 2007. PharmaStem appealed that decision, and we appealed the jury’s finding as to validity of the patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that we did not infringe the two PharmaStem patents at issue and that the two patents are invalid. PharmaStem has filed a petition for a re-hearing of the case before the full bench of the Court of Appeals.
     In July 2004, PharmaStem filed a second complaint against us. The second complaint was filed in the U.S. District Court for the District of Massachusetts, alleging infringement of U.S. Patents No. 6,461,645 (‘645) and 6,569,427 (‘427), which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. We believe that the patents in this new action are invalid and/or that, in any event, we do not infringe them. On January 7, 2005, PharmaStem filed a Motion for a Preliminary Injunction. That motion is currently stayed. We believe the issues presented in this case are substantially the same as the issues presented in the original Delaware case. We also believe that we do not infringe the ‘645 and ‘427 patents asserted in this second case and that those patents are invalid for the same reasons that the Court of Appeals found the ‘681 and ‘553 patents to be invalid. Accordingly, we filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On February 16, 2005, our request was granted. The cases have been consolidated in Delaware.
     On October 6, 2005, the Delaware court granted our motion to stay all discovery in the Massachusetts case pending the decision from the Federal Circuit on the appeal of the District Court of Delaware’s ruling in the Delaware case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below. In June 2007, we informed the Delaware Court of the status of the re-examinations. On July 10, 2007, we also informed the Delaware court that the Federal Circuit had ruled in our favor. The Delaware Court has yet to take any action in response to these notices.
     In late 2006, the U.S. PTO issued final decisions in the existing re-examination of both the ‘553 method patent and the ‘681 composition patent at issue in the first case and the ‘645 and the ‘427 patents at issue in the second case based on prior art. The U.S. PTO had ordered a second re-examination of the ‘427 patent in order to determine whether certain claims of the patent should expire in 2008, rather than in 2010. The U.S. PTO subsequently issued notice of its intent to allow the remaining claims of all of the patents. In June 2007, additional re-examination requests challenging all of these patents were filed with the U.S. PTO. On July 12, 2007, the U.S. PTO granted the requests for re-examination of the ‘681, ‘553, and ‘645 patents. The U.S. PTO has yet to issue a decision on the additional re-examination request for the ‘427 patent.
     In either of the pending cases, if we are ultimately found to infringe valid claims of the PharmaStem patents, we could have a significant damages award entered against us. If we are found to infringe at any time during the course of either case, including if the full bench of the Court of Appeals or the Supreme Court were to overturn both the non-infringement and invalidity rulings of the Court of Appeals, we could also face the risk of an injunction, which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant us a license or to do so on economically reasonable terms, and previously informed us that it would not do so after October 15, 2004. While we do not believe this outcome is likely, in the event of an injunction, if we are not able to obtain a license under the disputed patents on economically reasonable terms or at all, and we cannot operate under an equitable doctrine known as “intervening rights,” we could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. We may enter into settlement negotiations with PharmaStem regarding the litigation. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if it occurs at all.

A third party may again seek to challenge the arbitrator’s decision related to our agreement with Mothers Work.
     We have an agreement with Mothers Work related to the marketing of our ViaCord service offering. The agreement can be terminated early by either company if the other company commits a material breach of the agreement or under certain circumstances arising from claims by a third party alleging that the third party has rights that supersede Mothers Work’s commitment to us. A third party has claimed that it has rights under an agreement with Mothers Work that supersede Mothers Work’s commitment to us. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work and subsequently denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, we believe that reversal of the ruling is unlikely. If the third party were to be successful in its efforts to overturn the arbitrator’s decision, the termination rights under our agreement with Mothers Work could be triggered. In addition, as a condition to commencing the agreement on January 1, 2007, we agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with us. We also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. Our potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on our assessment of the low likelihood that we might have to pay damages or legal fees given the arbitrator’s ruling, we concluded the fair value of our indemnification obligation is not material and have not recorded a liability as of June 30, 2007. Although we think it is unlikely, termination of our agreement with Mothers Work would impact our ViaCord revenues and could have a material adverse effect on our business and operations. The termination of the Mothers Work agreement could also lead to us having to indemnify Mothers Work for any damages that it would owe to the third party, which could be significant and therefore have a material adverse effect on our business and operations.
If we are not able to successfully develop and commercialize new products, our future prospects may be limited.
     Drug and device development in general involves a high degree of risk. As we obtain results and safety information from preclinical or clinical trials of our product candidates, including ViaCyte and our preclinical program evaluating our proprietary cord blood-derived multi-potent stem cells as a potential treatment for cardiac disease, we may elect to discontinue development or delay additional preclinical studies or clinical trials in order to focus our resources on more promising product candidates. We may also change the indication being pursued for a particular product candidate or otherwise revise the development plan for that candidate. Moreover, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical testing.
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
     Our cellular therapy product candidates, including the proprietary stem cells that we are studying in preclinical trials as a potential treatment for cardiac disease, are in the early stages of development. Very few companies have been successful in their efforts to develop and commercialize a stem cell product. Stem cell products in general may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval or commercial use.
     The industry and the FDA have relatively little experience with developing therapeutics based on cellular medicine generally. As a result, the pathway to regulatory approval for our stem cell-based product candidates may be more complex and lengthy than the pathway for approval of a new drug or biologic. Similarly, to obtain approval to market our stem cell products outside of the U.S., we will need to submit clinical data concerning our products and receive regulatory approval from the appropriate governmental agencies. Standards for approval outside the U.S. may differ from those required by the FDA. We may encounter delays or rejections if changes occur in regulatory agency policies during the period in which we develop a product candidate or during the period required for review of any application for regulatory agency approval.
     Our cellular therapy product candidates will not be commercially available for at least several years, if at all. We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain regulatory approvals.
We may not be able to successfully develop our ViaCyte oocyte cryopreservation product candidate.
     We are currently conducting a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. The goal of the clinical trial is to generate data to submit to the FDA for a 510(k) application. In March 2007, we initiated a pivotal clinical trial of ViaCyte after satisfying the conditions imposed on us by the FDA in its June 2006 conditional approval of our Investigational Device Exemption, or IDE, for ViaCyte. In April 2007, the FDA disapproved a supplement to the IDE which was necessary to change our contract manufacturer for the ViaCyte media. In disapproving the supplement, the FDA asked us to respond to questions related to the specifications and sourcing of certain raw materials used in the manufacturing of the ViaCyte media. We subsequently addressed the questions raised by the FDA and, in June 2007, the FDA approved the IDE supplement. The clinical trial sites have been working to enroll subjects in the trial since the IDE supplement was approved. There is no assurance that we will be able to complete the clinical trial or that we will be able to show that our ViaCyte cryopreservation product candidate is safe and effective for its intended use. While methods for preserving sperm and embryos are well-established and have been utilized for in vitro fertilization procedures, methods for cryopreserving oocytes have not been widely employed due to difficulties encountered in freezing this cell. We may not be able to generate the number of live births needed to show that ViaCyte is effective. We may also encounter unexpected safety, regulatory or manufacturing issues. Even if the results of the trial are favorable, there is no assurance that the FDA will agree that we have met the standards for 510(k) clearance. The FDA could at any time determine that some or all of the components used to cryopreserve the oocytes will require pre-market approval, or PMA, and additional trials, which would involve additional time and expense. Even if approved, there is no assurance that ViaCyte will achieve commercial success or be able to successfully compete with other oocyte cryopreservation and IVF products. In addition, the FDA could ask for post-approval safety monitoring, which would entail additional expense, and/or restrict the label for ViaCyte to limited patient populations, which could limit its commercial potential.
We may not be able to raise additional funds necessary to fund our operations.
     As of June 30, 2007, we had approximately $44.0 million in cash, cash equivalents and short-term investments. In order to develop and bring new products to market, we must commit substantial resources to costly and time-consuming research and development, preclinical testing and clinical trials. While we anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operations for the next three years, we may need or want to raise additional funding sooner, particularly if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. We expect to attempt to raise additional funds well in advance of completely depleting our available funds.
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
     Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. Without patent protection, those products might have to compete with identical products.
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
     Patent infringement cases often involve substantial legal expenses. For example, we are involved in two patent infringement lawsuits filed against us by PharmaStem. As of June 30, 2007, we have incurred total legal expenses of approximately $7.5 million related to these cases. Depending upon the results of any attempts by PharmaStem to seek a re-hearing of the July 2007 decision of the U.S. Court of Appeals for the Federal Circuit in the first lawsuit, and the extent to which we are required to litigate the second lawsuit brought by PharmaStem and any related appeals, we estimate that we could incur at least an additional $1.0 million to $5.0 million in litigation expenses.
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
     Cord blood preservation. The FDA has adopted good tissue practice regulations, or GTPs, that establish a comprehensive regulatory program for human cellular and tissue-based products. Our ViaCord service offering is subject to GTPs. We have registered with the FDA as an umbilical cord blood preservation service and we are subject to FDA inspection. We believe that we comply with GTPs, though we have not yet been inspected by the FDA. However, we may not be able to maintain this compliance or comply with future regulatory requirements that may be imposed on us, including product standards that may be developed. Unlike our business of private cord blood banking for related use, the collection, processing and storage of umbilical cord blood stem cells intended to be used in a recipient unrelated to the donor is regulated by the FDA as a biological product. In January 2007, the FDA published a draft guidance document for comment that would require public cord blood banks to file Biologics License Applications. While the draft guidance does not currently apply to us, the FDA could decide to impose these requirements or others on our business. Moreover, the cost of compliance with government regulations may adversely affect our revenues and profitability. If the FDA were to require companies that bank umbilical cord blood for related use to comply with the recommendations set forth in the guidance, we would need to change certain of our processes. The costs of such changes and the cost of compliance with any other new requirements that may be imposed in the future could adversely affect our revenues and profitability. Regulation of our cord blood preservation services in foreign jurisdictions is still evolving.
     We provide cord blood banking services in all 50 states. Several states require that cord blood services be licensed, permitted or registered. We believe that we are licensed, permitted or registered to operate in all of such states. If other states adopt similar requirements, we would have to obtain licenses, permits or registrations to continue providing services in those states.
     Oocyte cryopreservation. There are no established precedents for U.S. regulation of oocyte cryopreservation. The FDA has informed us that it will require a clinical study to support approval of the technology used in oocyte cryopreservation. We are currently conducting a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. In March 2007, we initiated the trial after satisfying the conditions imposed on us by the FDA in its June 2006 conditional approval of our Investigational Device Exemption, or IDE, for ViaCyte. In April 2007, the FDA disapproved a supplement to the IDE which was necessary to change our contract manufacturer for the ViaCyte media. In disapproving the supplement, the FDA asked us to respond to questions related to the specifications and sourcing of certain raw materials used in the manufacturing of the ViaCyte media. We subsequently addressed the questions raised by the FDA and, in June 2007, the FDA approved the IDE supplement. The clinical trial sites have been working to enroll subjects in the trial since the IDE supplement was approved. The goal of the clinical trial is to generate data to submit to the FDA for a 510(k) application. There is no assurance that we will be able to complete the clinical trial or that we will be able to show that our ViaCyte cryopreservation product candidate is safe and effective for its intended use. We may also encounter unexpected safety, regulatory or manufacturing issues, any of which could delay or cause us to stop the trial. If we submit a new 510(k) and the FDA does not find the information adequate to support 510(k) clearance, the FDA could require us to obtain PMA to market ViaCyte. This requirement could substantially lengthen our planned developmental timeline and increase the costs of developing and commercializing ViaCyte. We may not receive either 510(k) clearance or PMA for ViaCyte. We have not investigated the regulations for the cryopreservation of oocytes in foreign jurisdictions. We may not be able to generate sufficient data to receive approval to market ViaCyte in the U.S. or any other jurisdictions.

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
We are dependent upon third parties to supply us with certain components of our cell therapy product candidates, the loss of which may delay development of our product candidates.
     In order to produce cells for use in clinical studies and produce stem cell products for commercial sale, certain biological components used in our production process will need to be manufactured in compliance with current good manufacturing practices, or cGMP. To meet this requirement, we will need to maintain supply agreements with third parties who manufacture these components to cGMP standards. Once we engage these third parties, we may be dependent on them for supply of cGMP grade components. If we are unable to obtain cGMP grade biological components for our product candidates, we may not be able to develop or market our stem cell product candidates.
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
Our inability to have ViaCyte consistently manufactured to specifications or the loss of our contract manufacturer may delay development of our ViaCyte product candidate.
     We are utilizing Invitrogen Corporation to manufacture, supply and package our ViaCyte product candidate for our clinical trial. We are dependent on Invitrogen and our relationships with component and testing service providers to satisfy all regulatory requirements and produce sufficient amounts of cGMP-quality product on commercially reasonable terms for the trial. Manufacturing our ViaCyte product candidate is complex. Due to its complexity, Invitrogen may be unable to consistently manufacture ViaCyte to specifications. Invitrogen has the ability to terminate its obligation to manufacture clinical supplies of ViaCyte under certain conditions including if it is unable for reasons outside of its control to consistently meet specifications or if there is a change in specifications it cannot meet or an uncured material breach by us. If ViaCyte is successfully developed, we will need to establish similar relationships with third party contract manufacturers for our commercial supply. In the event that we are unable to maintain a suitable contract manufacturer that is willing to produce the ViaCyte media on commercially reasonable terms or the contract manufacturer terminates or breaches its relationship with us or we encounter unexpected technical or manufacturing hurdles or delays, we may not be able to complete our clinical trial or, if successfully developed, to commercialize our ViaCyte product candidate.

We are dependent on our existing suppliers to successfully commercialize our ViaCord service offering. The loss of such suppliers may inhibit our ability to commercialize ViaCord.
     We source a substantial portion of the components of our ViaCord collection kits and processing and testing services from a concentrated group of third party contractors. The production of the collection kits and the processing and testing of cord blood units require successful coordination among ourselves and multiple third party providers. Our inability to coordinate these efforts or any other problems with the operations of our third party contractors could increase our costs, cause us to lose revenue or market share, and damage our reputation. Some of the components of our ViaCord collection kits, including our Cell Sentinel collection bag, are produced by single source providers. For other components, we make every effort to qualify new vendors and to develop contingency plans so that our ViaCord business is not impacted by short-term issues associated with single source providers. Our business could be materially impacted by long-term or chronic issues associated with single source providers or other vendors.
If our cord blood processing and storage facility or our clinical manufacturing facilities are damaged or destroyed, our business, programs and prospects could be negatively affected.
     We process and store our customers’ umbilical cord blood at our facility in Hebron, Kentucky. If this facility or the equipment in the facility were to be significantly damaged or destroyed, we could suffer a loss of some or all of the stored cord blood units. In addition, from time to time, we transport cord blood units from other storage facilities to our facility in Hebron, Kentucky. If we encounter problems during transportation, some or all of the transported units could be damaged. Depending on the extent of these losses, such an event could reduce our ability to provide cord blood stem cells when requested, expose us to significant liability from cord blood banking customers and affect our ability to continue to provide umbilical cord blood preservation services.
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
     While we believe that we have insured against potential losses from damage to or destruction of our facilities, and against potential damage to cord blood units being transported to our facility, consistent with typical industry practices, if we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies. Currently, we maintain insurance coverage totaling $22.2 million against damage to our property and equipment, and an additional $18.8 million to cover incremental expenses and loss of profits resulting from such damage. These policies require periodic renewal and are subject to various industry-related terms and conditions. Failure or inability to renew these insurance policies or failure of the terms and conditions of these policies to apply to potential losses could further expose us to risk of losses.

Our competitors may have greater resources or capabilities or better technologies than we have, or may succeed in developing better products or develop products more quickly than we do, and we may not be successful in competing with them.
The pharmaceutical and biotechnology businesses are highly competitive. We compete with many organizations that are developing cell therapies for the treatment of a variety of human diseases, including companies such as Aastrom Biosciences, Inc., Cellerant Therapeutics, Inc., Celgene Corporation, Cytori Therapeutics, Inc., Gamida-Cell Ltd., Genzyme Corporation, Bioheart, Inc., and Osiris Therapeutics, Inc. We also face competition in the cell therapy field from academic institutions and governmental agencies. We are also aware that some larger pharmaceutical and biopharmaceutical companies have programs in the cell therapy area. Some of these competitors and future competitors may have similar or better product candidates or technologies, greater financial and human resources than we have, including more experience in research and development and more established sales, marketing and distribution capabilities. In addition, public cord blood banks may, as a result of the Stem Cell Therapeutic and Research Act of 2005, or the Stem Cell Therapeutic Act, be able to better compete with our potential cell therapy products. An increase in the number and diversity of publicly-available cord blood units from public banks could diminish the necessity for cord blood-derived therapeutics.
The umbilical cord blood banking portion of the cell therapies business is also highly competitive. In private umbilical cord blood banking, we compete with companies such as Cbr Systems, Inc., Cryo-Cell International, Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and LifeBank USA, a division of Celgene Cellular Therapeutics, a wholly-owned subsidiary of Celgene Corporation. Any of these companies may choose to invest more in sales, marketing, research and product development than we have. In cord blood banking, we also compete with public cord blood banks such as the New York Blood Center (National Cord Blood Program), University of Colorado Cord Blood Bank, Milan Cord Blood Bank, Düsseldorf Cord Blood Bank, and other public cord blood banks around the world. Public cord blood banks provide families with the option of donating their cord blood for public use at no cost. The Stem Cell Therapeutic Act provides financing for a national system of public cord blood banks in the U.S. to encourage cord blood donations from an ethnically diverse population. In addition, many states are evaluating the feasibility of establishing cord blood repositories for transplantation purposes. An increase in the number and diversity of publicly-available cord blood units from public banks would increase the probability of finding suitably matched cells for a family member, which may result in a decrease in the demand for private cord blood banking. If the science of human leukocyte antigens, or HLA, typing advances, then unrelated cord blood transplantation may become safer and more efficacious, similarly reducing the clinical advantage of related cord blood transplantation.
     In oocyte cryopreservation, if our ViaCyte product candidate is successfully developed and approved, we expect to compete with IVF centers and individual companies offering oocyte cryopreservation, including Extend Fertility. Current and future competitors in this field may also have greater financial and human resources than we have, and may have similar or better product candidates or technologies, or product candidates which are brought to the market more quickly than ours. Specifically, several IVF centers are already performing oocyte cryopreservation on a limited basis and Extend Fertility is offering related services, which may make it more difficult for ViaCyte, if successfully developed and approved, to achieve a significant market share.
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
     Our success is highly dependent on the retention of the principal members of our scientific, management and commercial personnel. Marc D. Beer, our President and Chief Executive Officer, is critical to our ability to execute our overall business strategy. Morey Kraus, our Chief Technology Officer and co-founder, has significant and unique expertise in stem cell expansion and related technologies. We maintain key man life insurance on the lives of Mr. Beer and Mr. Kraus. Additionally, we have several other employees with scientific or other skills that we consider important to the successful commercialization of our products and development of our technology. Any of our key employees could terminate his or her relationship with us at any time and, despite any non-competition agreement with us, work for one of our competitors. Furthermore, our future growth will require hiring a significant number of qualified technical, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success.
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
     If we successfully develop and obtain necessary regulatory approvals for any of our therapeutic product candidates, we intend to sell such products initially in the U.S. and, potentially, outside the U.S. In the U.S., the market for many pharmaceutical products is affected by the availability of reimbursement from third party payers such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. Our potential cellular therapy products may be relatively expensive treatments due to the higher cost of production and more complex logistics of cellular products compared with standard pharmaceuticals. This, in turn, may make it more difficult for patients and physicians to obtain adequate reimbursement from third party payers, particularly if we cannot demonstrate a favorable cost-benefit relationship. Third-party payers may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate. In the countries of the European Union and in some other countries, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to governmental control.
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
     Although we are aware of a small fraction of ViaCord customers receiving reimbursement, we believe our ViaCord service offering, like other private cord blood banking services, is not generally subject to reimbursement. We do not currently believe that our ViaCyte product candidate will be subject to reimbursement. In cases of preserving eggs for fertility preservation for cancer patients, it is unknown at this time if it will be covered.
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
Volatility of Our Stock Price.
     The market price for our common stock is highly volatile, and likely will continue to fluctuate due to a variety of factors, including:
•	material public announcements;

•	the data, positive or negative, generated from the development of our product candidates;

•	setbacks or delays in any of our research or development programs;

•	the outcome of material litigation;

•	the financial results achieved by our cord blood preservation business;

•	the impact of competition;

•	unusual or unexpectedly high expenses;

•	developments related to patents and other proprietary rights;

•	market trends affecting stock prices in our industry; and

•	economic or other external factors.

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
Issuer Purchase of Equity Securities
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Stockholders on May 30, 2007. The following proposals were voted upon at the meeting:
(a)	A proposal to elect Marc D. Beer, Vaughn M. Kailian and James Sigler as directors to serve for a three year term ending in 2010 and until their successors are duly elected and qualified or their earlier resignation or removal was approved with the following vote:

Director	For	Withheld
Marc D. Beer	23,280,559	171,871
Vaughn M. Kailian	23,285,271	167,159
James Sigler	23,285,571	166,859
(b)	A proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved with 23,333,994 votes for, 89,335 votes against, and 29,101 abstentions. There were no broker non-votes for this proposal.
ITEM 5. OTHER INFORMATION
(a)	None.

(b)	None.
ITEM 6. EXHIBITS
     See the Exhibit Index following the “Signatures” page below.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACELL, INC.
August 9, 2007
/s/ Marc D. Beer

Marc D. Beer
Chief Executive Officer
(Principal Executive Officer)

August 9, 2007
/s/ John F. Thero

John F. Thero
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

No.		Item
10.1	(1)	Letter agreement dated June 16, 2007 between ViaCell and John F. Thero.*

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K (No. 000-51110) filed with the SEC on July 2, 2007.

*	Indicates a management contract or compensatory plan