Form 10-Q
period 2007-09-30
VIACELL INC
filed 2007-11-09
CIK 1114529

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐       No ☑
     As of November 1, 2007, 40,542,174 shares of the Company’s common stock, $0.01 par value, were outstanding.

ViaCell, Inc.
Quarterly Report on Form 10-Q
For the Fiscal Quarter Ended September 30, 2007
NOTE ABOUT REFERENCES TO VIACELL
Throughout this report, the words “we,” “our,” “us” and “ViaCell” refer to ViaCell, Inc. and its subsidiaries.
NOTE ABOUT TRADEMARKS
ViaCell® and ViaCord® are registered trademarks of ViaCell, Inc. ViaCytesm is a service mark of ViaCell, Inc. Cell Sentineltm is a trademark of ViaCell, Inc. Motherhood Maternity®, A Pea in the Pod®, Mimi Maternity®, and Destination Maternitytm are trademarks of Mothers Work, Inc. Gonal-f® and Ovidrel® are registered trademarks of EMD Serono or its affiliates.
NOTE ABOUT FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements, including statements about the proposed merger with PerkinElmer, Inc., our current projections as to future financial performance, our expectations as to the potential and anticipated results of our research and development programs, and the possible outcome of litigation related to our intellectual property portfolio and other disputes. We have based these forward-looking statements on our current expectations about such future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report in Part II, Item 1A — Risk Factors. Given these risks and uncertainties, you are cautioned not to place substantial weight on forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. We do not undertake any obligation to update or revise any of these statements.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ViaCell, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,598	$18,039
Short-term investments	28,689	33,206
Accounts receivable, less allowances of $2,314 and $1,787 at September 30, 2007 and December 31, 2006, respectively	15,476	12,616
Prepaid expenses and other current assets	1,783	2,008

Total current assets	60,546	65,869
Property and equipment, net	7,756	8,376
Goodwill	3,621	3,621
Intangible assets, net	2,470	2,621
Restricted cash	1,795	1,795

Total assets	$76,188	$82,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$41	$55
Accounts payable	930	960
Accrued expenses	10,703	9,550
Deferred revenue	9,111	7,300

Total current liabilities	20,785	17,865
Deferred revenue	19,705	14,666
Deferred rent	3,040	3,252
Contingent purchase price	6,000	8,155
Long-term debt obligations, net of current portion	9	27

Total liabilities	49,539	43,965
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares at September 30, 2007 and December 31, 2006, none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares at September 30, 2007 and December 31, 2006; issued and outstanding 38,837,620 and 38,525,036 shares at September 30, 2007 and December 31, 2006, respectively	388	385
Additional paid-in capital	234,655	232,215
Accumulated deficit	(208,531)	(194,490)
Accumulated other comprehensive income	137	207

Total stockholders’ equity	26,649	38,317

Total liabilities and stockholders’ equity	$76,188	$82,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Processing and storage revenues	$18,004	$14,466	$48,096	$39,765
Grant revenues	—	201	95	521

Total revenues	18,004	14,667	48,191	40,286

Operating expenses:
Cost of processing and storage revenues	2,974	2,893	8,237	7,757
Research and development	2,835	3,570	8,824	10,696
Sales and marketing	12,375	9,901	35,404	27,818
General and administrative	4,427	4,474	13,542	14,124
In-process technology	—	—	(2,155)	—
Restructuring	—	(890)	267	(1,070)

Total operating expenses	22,611	19,948	64,119	59,325
Loss from operations	(4,607)	(5,281)	(15,928)	(19,039)
Interest income (expense):
Interest income	578	827	1,889	2,354
Interest expense	(1)	(8)	(2)	(50)

Total interest income, net	577	819	1,887	2,304
Loss from operations before cumulative effect of change in accounting principle	(4,030)	(4,462)	(14,041)	(16,735)
Cumulative effect of change in accounting principle	—	—	—	283

Net loss	$(4,030)	$(4,462)	$(14,041)	$(16,452)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.10)	$(0.12)	$(0.36)	$(0.44)
Cumulative effect of change in accounting principle	—	—	—	0.01

Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.36)	$(0.43)

Weighted average shares used in basic and diluted net loss per share computation	38,836	38,377	38,762	38,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(amounts in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(4,030)	$(4,462)	$(14,041)	$(16,452)
Foreign currency translation adjustment	(94)	(28)	(70)	(17)

Comprehensive loss	$(4,124)	$(4,490)	$(14,111)	$(16,469)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,041)	$(16,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,702	1,687
Cumulative effect of change in accounting principle	—	(283)
Stock-based compensation	1,849	2,285
Non-cash disposal of property and equipment	269	45
Warrant expense	19	—
Non-cash credit to in-process technology	(2,155)	—
Reserve for bad debt	960	1,090
Tenant improvement allowance	—	60
Changes in assets and liabilities:
Accounts receivable	(3,819)	18
Prepaid expenses and other current assets	224	(424)
Accounts payable	(30)	(449)
Accrued expenses	1,153	1,887
Deferred revenue	6,850	5,024
Deferred rent	(213)	(854)

Net cash used in operating activities	(7,232)	(6,366)

Cash flows from investing activities:
Purchases of property and equipment	(1,199)	(1,405)
Proceeds from the sale of equipment	—	25
Proceeds from maturities of investments	50,225	37,482
Purchase of investments	(45,708)	(39,214)
Decrease in restricted cash	—	158

Net cash provided by (used in) investing activities	3,318	(2,954)

Cash flows from financing activities:
Proceeds from exercise of stock options	575	57
Proceeds from refund of security deposit	—	443
Repayments on credit facilities	—	(1,333)
Payments on capital lease principal	(32)	(50)

Net cash provided by (used in) financing activities	543	(883)

Effect of change in exchange rates on cash	(70)	42
Net decrease in cash and cash equivalents	(3,441)	(10,161)
Cash and cash equivalents, beginning of period	18,039	33,138

Cash and cash equivalents, end of period	$14,598	$22,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

ViaCell, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization, Nature of Business and Merger Agreement
     ViaCell is a biotechnology company dedicated to enabling the widespread application of human cells as medicine. The Company has a commercial business focused on women’s health that generates revenues from cord blood banking service offerings through which families can preserve their baby’s umbilical cord blood for possible future medical use. Stem cells from umbilical cord blood are a treatment option today for over 40 diseases, including certain blood cancers and genetic diseases. The Company is also working to leverage its commercial infrastructure and product development capabilities by developing ViaCyte sm , a product candidate being studied for its potential to broaden reproductive choices for women through the cryopreservation of human unfertilized eggs. The Company’s other research and development efforts are focused on investigating the potential for new therapeutic uses of umbilical cord blood-derived stem cells and on technology for expanding populations of these cells. The Company is concentrating these efforts in the areas of cancer, cardiac disease and diabetes.
     ViaCell was incorporated in the State of Delaware on September 2, 1994. The Company’s corporate headquarters and research facility are located in Cambridge, Massachusetts. The Company has a processing and storage facility in Hebron, Kentucky.
     On October 12, 2007, Victor Acquisition Corp., a Delaware corporation (“Purchaser”), and an indirect wholly-owned subsidiary of PerkinElmer, Inc., a Massachusetts corporation (“PerkinElmer”), commenced a tender offer to purchase all of the outstanding shares of the Company’s common stock at a purchase price of $7.25 per share. The Purchaser is making the tender offer pursuant to the Agreement and Plan of Merger, dated as of October 1, 2007, by and among PerkinElmer, the Purchaser and the Company (the “Merger Agreement”). The Merger Agreement provides that, among other things, subject to the satisfaction or waiver of certain conditions, following completion of the tender offer, and in accordance with the Delaware General Corporation Law (the “DGCL”), the Purchaser will be merged with and into the Company (the “Merger”) and the Company will continue as an indirect wholly-owned subsidiary of PerkinElmer. At the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than shares owned by the Company, PerkinElmer, any direct or indirect subsidiary of the Company or PerkinElmer and shares held by stockholders who have perfected their statutory dissenters’ rights of appraisal under Section 262 of the DGCL) will be automatically converted into the right to receive $7.25 in cash per share (or any such higher price per share as may be paid in the tender offer) from the Purchaser. The Merger Agreement provides for the payment of a termination fee by the Company of up to $8.5 million under certain termination scenarios. In connection with the proposed merger in October 2007, the Company paid its financial advisor $750,000 and has agreed to pay its financial advisor up to 1.5% of the transaction equity value, less amounts paid previously.

2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, and related notes, are unaudited but, in management’s opinion include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. (“GAAP”). The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and updated, as necessary, in this Form 10-Q. Results for the nine months ended September 30, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the condensed consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured using the Black-Scholes option pricing model at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service period. Employee stock-based compensation expense was $0.6 million and $0.8 million for the three months ended September 30, 2007 and September 30, 2006, respectively. Employee stock-based compensation expense was $1.8 million and $2.3 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the condensed consolidated financial statements.
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

     The following sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic and diluted net loss per share
Net loss	$(4,030)	$(4,462)	$(14,041)	$(16,452)
Weighted average number of common shares outstanding	38,836	38,377	38,762	38,345

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.36)	$(0.43)

The following reflects the weighted average of potentially dilutive securities that were excluded from the calculation of basic and diluted net loss per share because their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options	4,271	4,270	4,011	4,049
Warrants	1,193	1,443	1,216	1,597
In-Process Research and Development Expense
     As part of the Company’s acquisition of Kourion Therapeutics AG in September 2003, the Company was obligated to make up to four future milestone payments of $3.0 million each to former shareholders of Kourion Therapeutics if certain product development goals are achieved within specified timeframes. These milestone payments are payable in cash or stock, valued at its fair market value at the time of issuance, at the election of each former Kourion shareholder. Two of these milestone payments expired on December 31, 2006 and June 30, 2007, respectively. The Company is not obligated to make either of these milestone payments because the related development goals were not met within the required time frame. As of December 31, 2006, the Company had recorded $8.2 million in contingent purchase price as a long-term liability on its condensed consolidated balance sheet associated with the then remaining outstanding milestone payments, which were originally recorded as part of the purchase accounting associated with the acquisition of Kourion Therapeutics to offset negative goodwill. On June 30, 2007, as a result of the failure to meet the development goals required to be met by June 30, 2007, the Company reduced its long-term liabilities to $6.0 million which represents the two remaining potential milestone payments. Since there are no other long-lived assets on the Company’s condensed consolidated balance sheet, the reduction in long-term liabilities was recorded as a credit to in-process research and development expense of $2.2 million in the quarter ended June 30, 2007. The remaining potential future milestones must be achieved by December 31, 2011 and December 31, 2012 respectively, or they will also expire.
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

In March 2007, FASB issued Emerging Issues Task Force (Task Force) 07-3 (EITF 07-3) “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities (R&D Activities) should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 will be effective for the first fiscal year that begins after December 15, 2007. The Company has not yet completed its evaluation of the impact and adoption of EITF 07-3 on its financial condition or results of operations.
On September 15, 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The Company is still evaluating the implications of this standard, but does not currently expect it to have a significant impact on its financial condition on results of operations.
3. Accrued Expenses
     At September 30, 2007 and December 31, 2006, accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Payroll and payroll related	$1,656	$1,904
Management incentive	897	1,047
Professional fees	2,431	1,829
Accrued marketing	3,676	2,079
Accrued restructuring	21	—
Deferred rent, current	357	345
Accrued taxes	256	459
Other	1,409	1,887

Accrued expenses	$10,703	$9,550

4. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 - “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before it can be recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement clarification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, the Company did not recognize any material adjustments in its liability for unrecognized income tax benefits.

     As of January 1, 2007, the Company had net deferred tax assets of approximately $61.0 million representing unrecognized tax benefits. The Company has recorded a full valuation allowance against its net deferred tax assets as the realization of such assets is uncertain.
     The Company conducts business in the U.S. and previously conducted business in Singapore and Germany. The Company is subject to examination in the normal course of business by taxing authorities in all of these jurisdictions. All of the Company’s tax years remain potentially open to examination by the taxing authorities in jurisdictions in which the Company has federal and state net operating loss (“NOL”) carry forwards. As of September 30, 2007, no examination related to income taxes has occurred.
     At December 31, 2006, the Company had federal and state NOL carry forwards of approximately $87.8 million and $93.3 million, respectively, which begin to expire in 2009 and 2007, respectively, and federal and state research and development (“R&D”) credit carry forwards of $3.4 million and $1.6 million, respectively, which begin to expire in 2009 and 2013, respectively. At December 31, 2006, the Company also had foreign NOL carry forwards of $14.8 million. These carry forwards expire through 2024 and are subject to review and possible adjustment by the local tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions, utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation in the event of ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carry forwards that the Company can utilize annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.
     The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such a study and that there could be additional changes of control in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the Company’s NOL or R&D credit carry forwards before utilization. Until the Company completes a study and any limitations are known, no amounts are being presented as an uncertain tax position under FIN 48. The merger with PerkinElmer, if completed, would constitute a change in control for purposes of Section 382. The Company has not assessed the impact on the merger or its ability to utilize its NOL or R&D credit carry forwards.
     The Company has elected to recognize interest and penalties related to uncertain tax positions in income tax expense on its condensed consolidated statements of operations. As of September 30, 2007, the Company has not accrued any interest or penalties related to uncertain tax positions.

5. Commitments and Contingencies
Agreements
     In August 2007, the Company entered into an agreement under which EMD Serono, Inc., an affiliate of Merck KGaA, will provide certain quantities of two of its products, Gonal-f® RFF Pen (follitropin alfa injection) and Ovidrel® Prefilled Syringe (choriogonadotropin alfa injection), for the treatment of patients participating in the ViaCyte study. EMD Serono also agreed to provide financial support related to the clinical development of ViaCyte. In addition, the agreement provides EMD Serono with rights to negotiate a collaboration with the Company on the commercialization of ViaCyte.
In August 2006, the Company entered into a data license and marketing services agreement with Mothers Work, Inc., a designer and retailer of maternity apparel. Mothers Work operates several maternity store retail chains such as Motherhood Maternity, A Pea in the Pod, Mimi Maternity, and Destination Maternity. Under the terms of the agreement, Mothers Work has granted the Company an exclusive license within the field of preserving stem cells from cord blood and other sources to market directly to those Mothers Work customers who have affirmatively agreed to permit disclosure of their data and information. Mothers Work has also agreed to provide certain in-store marketing services related to the cord blood service offerings. Under the terms of the agreement, the Company will pay Mothers Work $5.0 million per year over the three-year term of the agreement which began on January 1, 2007 and, unless earlier terminated, ends on December 31, 2009. Under certain circumstances, the Company will also be obligated, at the beginning of 2009, to issue Mothers Work a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $6.29, which represents a 30% premium to the average closing price of the Company’s common stock over the ten trading days immediately preceding January 1, 2007. The warrant would be exercisable for a one year period beginning on January 1, 2010. The Company remeasures the fair market value of the warrant at each reporting period and is recognizing expense over the three year term of the agreement. The agreement can be terminated early by either company if the other company commits a material breach of the agreement or under certain circumstances arising from claims by a third party alleging that the third party has rights that supersede Mothers Work’s commitment to the Company. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work and subsequently denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, the Company believes that reversal of this ruling is unlikely and that the termination rights under its agreement with Mothers Work are unlikely to be triggered. As a condition to commencing the agreement on January 1, 2007, the Company agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with the Company. The Company also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. The Company’s potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on the Company’s assessment of the low likelihood that it might have to pay damages or legal fees given the arbitrator’s ruling, the Company concluded that the fair value of its indemnification obligation is not material and has not recorded a liability as of September 30, 2007.
     In June 2006, the Company entered into a research collaboration agreement with the Stem Cell Internal Venture (“SCIV”) of Centocor Research and Development, Inc. to evaluate ViaCell’s proprietary cord blood-derived multi-potent stem cells in preclinical testing as a potential treatment for cardiac disease. The collaboration is also supported by the Biologics Delivery Systems Group of Cordis Corporation, and is focused on dosing, delivery and targeting of ViaCell’s expanded proprietary cord blood stem cells using Cordis’ Myostar injection catheter and NOGA XP cardiac navigation system. Under the terms of the agreement, ViaCell received an initial up-front payment of $350,000 which it recorded as a liability and is amortizing as a reduction of research and development expense, as work is performed. SCIV is responsible for its own costs under the collaboration and is obligated to pay 50% of the research costs that ViaCell incurs under the collaboration, consistent with the agreed upon budget. As of September 30, 2007, SCIV has reimbursed the Company approximately $0.6 million of these costs. In addition, the agreement provides SCIV with the first right to negotiate a collaboration with ViaCell on the clinical development and commercialization of a cardiac product offering based on ViaCell’s proprietary cord blood stem cells.
     In January 2005, the Company entered into a supply agreement with Miltenyi Biotec GmbH (“Miltenyi”). The supply agreement with Miltenyi provided for the exclusive supply by Miltenyi to ViaCell of cell separation kits used by the Company in its CB001 program, an investigational cord blood stem cell product for hematopoietic stem cell transplantation being studied for the treatment of a variety of cancers, which was terminated in the first quarter of 2007. In July 2007, as provided for under the terms of the agreement, the Company terminated the supply agreement. The effective date of the termination will be in January 2008. The costs incurred in conjunction with the Company’s remaining commitment to purchase cell separation kits, which totaled approximately $0.2 million, were accrued as research and development expenses during the quarter ended June 30, 2007. The Company has since paid Miltenyi the full amount of the approximate $0.2 million that it had previously accrued. Separate from these costs, the Company has received correspondence from Miltenyi requesting payment of $0.6 million for alleged additional purchase obligations under the supply agreement. Based upon the terms of the supply agreement, the Company does not believe it is obligated to pay Miltenyi the $0.6 million and that it is unlikely that it will be required to make such payment. Accordingly, the Company has not accrued for this $0.6 million claim as of September 30, 2007.
     In addition to the revenues generated by the Company’s cord blood banking service offerings, the Company recorded revenues in the prior periods presented from a grant agreement with the Economic Development Board (“EDB”) of the Government of Singapore. The Company and the EDB finalized an agreement in the quarter ended June 30, 2007 with respect to the conclusion of the grant, which expired in May 2007. The agreement resolved a dispute related to the impact of a prior period increase in the EDB’s cost reimbursement percentage provisions of the grant, and a related dispute concerning an assertion by the EDB that the Company had not fulfilled a commitment to employ a specified number of people in Singapore which was an original condition of the grant. The Company ceased operations in Singapore in the quarter ended June 30, 2007. As a result, the Company recorded a restructuring charge of $0.3 million related to employee severance and facility-related costs in the quarter ended June 30, 2007, all of which was paid as of June 30, 2007. The Company does not have any ongoing rights to receive grant payments from EDB nor does it have any continuing obligations to EDB or to its former employees in Singapore. Prior to conclusion of the EDB grant agreement, the Company had received grant payments from EDB totaling approximately $1.9 million.

Litigation
In 2002, PharmaStem Therapeutics, Inc. filed suit against the Company and several other defendants in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patents No. 5,004,681 (‘681) and No. 5,192,553 (‘553), relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. In July 2007, the U.S. Court of Appeals for the Federal Circuit issued a decision, described below, confirming the Company’s belief that it does not infringe these patents and that the patents are invalid.
In 2003, a jury ruled against the Company and other defendants, CBR Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry. The jury found that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against the Company for approximately $2.9 million, based on 6.125% royalties on the Company’s revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in the Company’s favor and against PharmaStem, stating that PharmaStem had failed to prove infringement of both patents. PharmaStem appealed that decision, and the Company appealed the jury’s finding as to validity of the patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that the Company did not infringe the two PharmaStem patents at issue and that the two patents are invalid. On July 23, 2007, PharmaStem filed a petition for a re-hearing of the case before the full bench of the Court of Appeals. In September 2007, the Court of Appeals denied PharmaStem’s petition. Consequently, the Company has not recorded a liability as of September 30, 2007.
     In July 2004, PharmaStem filed a second complaint against the Company. The second complaint was filed in the U.S. District Court for the District of Massachusetts, alleging infringement of U.S. Patents No. 6,461,645 (‘645) and 6,569,427 (‘427), which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. On January 7, 2005, PharmaStem filed a Motion for a Preliminary Injunction, which is currently stayed. At the same time, PharmaStem brought suit against other defendants, including other family cord blood banks, regarding the ‘645 and ‘427 patents. The Company filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On February 16, 2005, the Company’s request was granted, and the cases were consolidated in the District of Delaware. The Company believes that the issues presented in this case are substantially the same as the issues presented in the original Delaware case. The Company also believes that it does not infringe the ‘645 and ‘427 patents asserted in this second case and that those patents are invalid for the same reasons that the Court of Appeals found the ‘681 and ‘553 patents to be invalid.
     On October 6, 2005, the Delaware court granted the Company’s motion to stay all discovery in the consolidated cases pending the decision from the Federal Circuit on the appeal of the District Court of Delaware’s ruling in the Delaware case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below. In June 2007, the Company informed the Delaware Court of the status of the re-examinations. On July 10, 2007, the Company also informed the Delaware court that the Federal Circuit had ruled in its favor. The Delaware Court has yet to take any action in response to these notices.
     In late 2006, the U.S. PTO issued final decisions in the initial re-examination of the patents at issue in both cases. The U.S. PTO subsequently issued notice of its intent to allow the remaining claims of all of the patents. In July 2007, additional re-examination requests challenging each of the patents were filed with the U.S. PTO. The U.S. PTO has granted all of the requests for re-examination and is currently in the process of re-examining each patent.

     In either of the pending cases, if the Company is ultimately found to infringe valid claims of the PharmaStem patents, the Company could have significant damage awards entered against it. If the Company is found to infringe at any time during the course of either case, including if the Supreme Court were to overturn both the non-infringement and invalidity rulings of the Court of Appeals, the Company could also face the risk of an injunction, which could prohibit the Company from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant the Company a license or to do so on economically reasonable terms, and PharmStem previously informed the Company that it would not do so after October 15, 2004. Although the Company does not believe that the foregoing outcome is likely to occur, if the Company is enjoined and is unable to obtain a license on economically reasonable terms or at all, and the Company cannot operate under an equitable doctrine known as “intervening rights,” the Company could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. The Company may enter into settlement negotiations with PharmaStem regarding the litigation. The Company cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if at all.
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
Overview and Merger Agreement
ViaCell is a biotechnology company dedicated to enabling the widespread application of human cells as medicine. We have a women’s health business that generated revenues of $48.1 million in the nine months ended September 30, 2007 and $39.8 million in the nine months ended September 30, 2006 from cord blood banking service offerings through which expectant families can preserve their baby’s umbilical cord blood for possible future medical use. Stem cells from umbilical cord blood are a treatment option today for over 40 diseases, including certain blood cancers and genetic diseases. We are also working to leverage our commercial infrastructure and product development capabilities by developing ViaCyte, our product candidate being studied for its potential to broaden reproductive choices for women through the cryopreservation of human unfertilized eggs. Our other research and development efforts are focused on investigating the potential for new therapeutic uses of umbilical cord blood-derived stem cells and on technology for expanding populations of these cells. We are concentrating these efforts in the areas of cancer, cardiac disease and diabetes.
     Our management uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment.
The majority of our revenues since inception have been generated in the U.S. and the majority of our long-lived assets are located in the U.S.

     On October 12, 2007, Victor Acquisition Corp., a Delaware corporation (“Purchaser”), and an indirect wholly-owned subsidiary of PerkinElmer, Inc., a Massachusetts corporation (“PerkinElmer”), commenced a tender offer to purchase all of our outstanding shares of common stock at a purchase price of $7.25 per share. The Purchaser is making the tender offer pursuant to the Agreement and Plan of Merger, dated as of October 1, 2007, by and among PerkinElmer, the Purchaser and us (the “Merger Agreement”). The Merger Agreement provides that, among other things, subject to the satisfaction or waiver of certain conditions, following completion of the tender offer, and in accordance with the Delaware General Corporation Law (the “DGCL”), the Purchaser will be merged with and into us (the “Merger”) and we will continue as an indirect wholly-owned subsidiary of PerkinElmer. At the effective time of the Merger, each issued and outstanding share of our common stock (other than shares owned by us, PerkinElmer, any of ours or PerkinElmer’s direct or indirect subsidiaries and shares held by stockholders who have perfected their statutory dissenters’ rights of appraisal under Section 262 of the DGCL) will be automatically converted into the right to receive $7.25 in cash per share (or any such higher price per share as may be paid in the tender offer) from the Purchaser. The Merger Agreement provides for the payment of a termination fee by us of up to $8.5 million under certain termination scenarios. In connection with the proposed merger, in October 2007, we paid our financial advisor $750,000 and have agreed to pay our financial advisor up to an additional 1.5% of the transaction equity value, less amounts previously paid.
     Except as otherwise stated, the discussion and analysis below is based upon the operations of ViaCell as an independent company without consideration for the effects of the proposed Merger with PerkinElmer.
Revenues
     Our current revenues are derived primarily from fees charged to families for the processing and storage of a child’s umbilical cord blood stem cells collected at birth. These fees consist of an initial charge for collection, processing and freezing of the umbilical cord blood stem cells and an annual storage fee. The annual storage fee provides an annuity of future revenue which grows as the number of stored umbilical cord blood stem cells increases. Our revenues are recorded net of discounts and rebates that we offer our customers from time to time under certain circumstances. Our revenues have increased substantially over the last several years as umbilical cord blood banking has gained increased popularity; however, we are unable to predict our long-term future revenues from our umbilical cord blood preservation business and any previous growth in revenue is not necessarily predictive of future results. We offer our customers the opportunity to pay directly to us or to finance them with a third party credit provider. The majority of our customers pay their fees directly to us; accordingly, we assume the risk of losses due to unpaid accounts. We maintain a reserve for doubtful accounts to allow for this exposure and consider the amount of this reserve to be adequate as of September 30, 2007.
     We are in ongoing litigation with PharmaStem Therapeutics, Inc. over PharmaStem’s claims that our umbilical cord blood preservation business infringes certain claims of PharmaStem’s patents. In the second half of 2004, the Delaware District Court overturned a jury verdict of infringement against us. PharmaStem appealed the District Court’s decision and filed a separate suit claiming that we infringe additional patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that we did not infringe the two PharmaStem patents at issue in the Delaware case and that the two patents are invalid. Based on these two rulings and the subsequent denial of PharmaStem’s petition for a re-hearing of the case argued before the U.S. Court of Appeals to the full bench of the Court of Appeals, we do not expect the PharmaStem litigation to have a material adverse impact on our net sales, revenues or income from continuing operations. However, PharmaStem may appeal the decision of the U.S. Court of Appeals to the U.S. Supreme Court. Should the U.S. Supreme Court agree to review the matter and decide to overturn both the non-infringement and invalidity rulings of the Court of Appeals and were we to ultimately lose the Delaware litigation or the additional ongoing litigation with PharmaStem, it could have a material adverse effect on our revenues or income from continuing operations, including, possibly, resulting in an injunction preventing us from operating our umbilical cord blood preservation business.
Operating Expenses
     Cost of processing and storage revenues reflects the cost of transporting, testing, processing and storing umbilical cord blood stem cells at our processing facility in Hebron, Kentucky. Cost of processing and storage revenues includes expenses incurred by third party vendors relating to the transportation of cord blood stem cells to our processing facility and certain assay testing performed by a third party on the umbilical cord blood before preservation. Other variable costs include collection materials, labor, and processing and storage supplies. Other fixed costs include rent, utilities and other general facility overhead expenses. Cost of processing and storage revenues does not include costs associated with our grant revenues. These costs are included in research and development expenses.
     Our research and development expenses consist primarily of costs associated with development of our product candidates, including ViaCyte, our oocyte cryopreservation product candidate, our preclinical research evaluating our proprietary cord blood-derived multi-potent stem cells as a potential treatment for cardiac disease, and CB001, an investigational cord blood stem cell product for hematopoietic stem cell transplantation being studied for the treatment of a variety of cancers, the development of which we stopped in the first quarter of 2007. Our research and development expenses also include costs associated with improving and expanding our cord blood banking service offerings. Our research and development expenses primarily consist of preclinical and clinical development costs, and costs associated with non-clinical support activities such as toxicological testing, manufacturing, process development and regulatory services. The cost of our research and development staff is the most significant category of our research and development expenses, however, we also incur research and development expenses for external service providers, including those involved in preclinical studies, consulting, and lab supplies. The cost of developing our new product candidates is difficult to predict due to the uncertainties inherent in our research and development programs, the timing and scope of our clinical trials, the rate of patient enrollment in our clinical trials, and the detailed design of future clinical trials. In addition, the results from our clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. On an ongoing basis, we evaluate the results of our research and development programs. Based on these evaluations, we consider options for each program, including, but not limited to, terminating the program, internally funding continuing research and development with the eventual aim of commercializing products, and seeking third-party collaborators or other parties to fund all or portions of such programs. There can be no assurance that our research and development programs will be successful.
     Our sales and marketing expenses relate to our women’s health business and, in particular, our cord blood banking service offerings. The majority of these costs relate to our sales force and support personnel, marketing expenses and telecommunications expense related to our call center. We also incur external costs associated with advertising, direct mail, promotional and other marketing services. We may, from time to time, implement additional promotions and other marketing programs that may increase sales and marketing expenses, and augment our internal marketing efforts with external relationships such as the data license and marketing services agreement we entered into with Mothers Work in August 2006. For a description of our agreement with Mothers Work, including the risks related thereto, see “Commitments and Contingencies— Other Arrangements”.

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

Results of Operations
Three and Nine Months Ended September 30, 2007 and 2006 (table amounts in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Processing revenues	$14,383	$11,714	23%	$37,759	$32,146	17%
Storage revenues	3,621	2,752	32%	10,337	7,619	36%

Total processing and storage revenues	18,004	14,466	24%	48,096	39,765	21%
Grant revenues	—	201	(100)%	95	521	(82)%

Total revenues	$18,004	$14,667	23%	$48,191	$40,286	20%

     The increase in processing revenues of $2.7 million, or 23%, from the three months ended September 30, 2006 to the three months ended September 30, 2007, and the increase in processing revenues of $5.6 million, or 17%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 were due primarily to an increase in the total number of units of umbilical cord blood stem cells processed, and to a lesser extent to an increase in the average selling price for cord blood processing.
     The increase in storage revenues of $0.9 million, or 32%, from the three months ended September 30, 2006 to the three months ended September 30, 2007, and the increase in storage revenues of $2.7 million, or 36%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 were due primarily to increases in the number of units of umbilical cord blood stem cells stored and to a lesser extent due to a slight increase in the average selling price for cord blood storage.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Cost of processing and storage revenues	$2,974	$2,893	3%	$8,237	$7,757	6%
     The increase in cost of processing and storage revenues of $0.1 million, or 3%, from the three months ended September 30, 2006 to the three months ended September 30, 2007 and the increase in cost of processing and storage revenues of $0.4 million, or 6%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 were due primarily to increases in variable expenses related to the increased number of umbilical cord blood stem cell units processed and an increase in the number of umbilical cord blood stem cell units stored.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Research and development	$2,835	$3,570	(21%)	$8,824	$10,696	(18%)

     During the three months ended September 30, 2007, our research and development expenses primarily related to our ViaCyte product candidate and our cardiac cord blood program, as well as regulatory, quality, research and other development costs associated with cord blood banking. During the three months ended September 30, 2006, our research and development expenses also included site costs and the cost of the cord blood associated with our CB001 clinical trial. The decrease in research and development expenses of $0.7 million, or 21%, from the three months ended September 30, 2006 to the three months ended September 30, 2007 was primarily due to the reduction in clinical expenses associated with CB001, as well as a reduction in other expenses associated with our decision, made in the first quarter of 2007, not to advance development of CB001. The decrease in research and development expenses of $1.9 million, or 18%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was primarily due to the reduction in research and development expenses from our decision to not advance CB001 in further clinical trials, partially offset by costs associated with the manufacturing of ViaCyte media and initiation of our ViaCyte pivotal clinical trial and costs incurred of $0.2 million in conjunction with the termination of a supply agreement with a vendor that provided us with cell separation kits used in our CB001 program. As of September 30, 2007, four clinical sites were actively screening and enrolling patients for the ViaCyte pivotal clinical trial and we expect to add additional clinical sites in the near future.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Sales and marketing	$12,375	$9,901	25%	$35,404	$27,818	27%
     The increase in sales and marketing expenses of $2.5 million, or 25%, from the three months ended September 30, 2006 to the three months ended September 30, 2007, and the increase in sales and marketing expenses of $7.6 million, or 27%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 were primarily related to increased staffing within both the internal and external sales organization and increased external marketing expenses to strengthen our market presence.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
General and administrative	$4,427	$4,474	(1%)	$13,542	$14,124	(4%)
     The decrease in general and administrative expenses of $0.05 million, or 1%, from the three months ended September 30, 2006 to the three months ended September 30, 2007 was primarily due to decreased stock-based compensation and employee-related expenses, offset by an increase in bad debt expense and credit card fees associated with revenue growth as well as legal costs associated with the PerkinElmer transaction.
     The decrease in general and administrative expenses of $0.6 million, or 4%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was primarily due to decreased accounting fees and outside service fees associated with compliance with the Sarbanes-Oxley Act of 2002, a decrease in stock-based compensation and a decrease in employee-related expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Restructuring	$—	(890)	100%	$267	$(1,070)	(125%)

     We ceased operations in Singapore in the quarter ended June 30, 2007. As a result, we recorded a restructuring charge of $0.3 million related to employee severance and facility-related costs in the quarter ended June 30, 2007. No further restructuring charges were recorded during the three months ended September 30, 2007.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Interest income	$578	$827	(30)%	$1,889	$2,354	(20%)
Interest expense	(1)	(8)	88%	(2)	(50)	96%

Total interest income, net	$577	$819	(30)%	$1,887	$2,304	(18%)

     Interest income is earned primarily from the investment of our cash in short-term securities and money market funds. The decrease in interest income of $0.2 million, or 30%, from the three months ended September 30, 2006 to the three months ended September 30, 2007 primarily relates to a decrease in investment balances. The decrease in interest income of $0.5 million, or 20% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 primarily relates to a decrease in investment balances.
     The decreases in interest expense for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 relate to repayments of debt obligations.
Liquidity and Capital Resources
     From inception through September 30, 2007, we have raised $193.1 million from common and preferred stock issuances, including $53.3 million in net proceeds from our IPO in January 2005. We used approximately $15.5 million of the net proceeds from the IPO to repay in full related party notes of $14.0 million, and accrued interest on the notes of $1.5 million. As of September 30, 2007, we had approximately $43.3 million in cash, cash equivalents and investments.
     Table excerpted from our Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006	$ Change
Net cash used in operating activities	$(7.2)	$(6.4)	$(0.8)
Net cash provided by (used in) investing activities	3.3	(3.0)	6.3
Net cash provided by (used in) financing activities	0.5	(0.9)	1.4
Cash and cash equivalents, end of period	$14.6	$23.0	$(8.4)
Operating Activities
     Net cash used in operating activities was $7.2 million for the nine months ended September 30, 2007, an increase of $0.8 million from the $6.4 million used in operating activities in the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the $7.2 million cash used in operating activities was primarily due to our net loss of $14.0 million and a net increase in working capital (accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses) of $2.5 million and, to a lesser extent, a decrease in deferred rent of $0.2 million. These uses of cash were partially offset by net non-cash expenses of $2.6 million and a net increase in deferred revenue of $6.9 million. The increase in deferred revenue of $6.9 million primarily related to sales of long-term pre-paid storage contracts.  Net cash used in operating activities was $6.4 million for the nine months ended September 30, 2006, an increase of $5.4 million from the $1.0 million used in operating activities in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the $6.4 million cash used by operations was primarily due to our net loss of $16.5 million and a decrease in deferred rent of $0.9 million. These uses of cash were partially offset by non-cash expenses of $5.0 million, net increases in deferred revenue of $5.0 million, and a net decrease in working capital (accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses) of $1.0 million. The increase in deferred revenue of $5.0 million primarily related to sales of long-term pre-paid storage contracts.
Investing Activities
     Net cash provided by investing activities for the nine months ended September 30, 2007 was $3.3 million as compared to net cash used in investing activities of $3.0 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, $50.2 million of U.S. Government and high-rated corporate securities matured and $45.7 million was invested in similar securities. We also invested approximately $1.2 million in property and equipment for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, $37.5 million of U.S. Government and high-rated corporate securities matured and $39.2 million was invested in similar securities. We also invested $1.4 million in property and equipment for the nine months ended September 30, 2006.
Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2007 was $0.5 million as compared to net cash used in financing activities of $0.9 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the net cash provided by financing activities was principally related to proceeds from stock option exercises. Net cash used in financing activities for the nine months ended September 30, 2006 was $0.9 million, principally related to repayments of $1.3 million on our long-term debt, offset by proceeds received from the refund of a security deposit from a lender of $0.4 million and proceeds from stock option exercises of $0.1 million.
     We anticipate that our current cash, cash equivalents and investments will be sufficient to fund our operations and meet our anticipated liquidity needs for at least the next three years based upon our current plans. However, our forecast for the period of time during which our financial resources will be adequate to support our operations and meet our anticipated liquidity needs is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more research and development programs or other aspects of our operations proceeds from stock option exercises or we may enter into licensing deals, collaborations or other strategic efforts or take other actions which change our plans and affect our revenues, expenses and cash requirements.
Off Balance Sheet Arrangements
     Other than outstanding warrants exercisable for up to 1,193,333 shares of our common stock at September 30, 2007 and the warrant to purchase 100,000 shares of our common stock which we will issue to Mothers Work, under certain circumstances, on January 1, 2009 in connection with our data license and marketing services agreement, we have no “off balance sheet arrangements”, as defined by Item 303(a)(4) of the SEC’s Regulation S-K.
Other Arrangements
EMD Serono, Inc.
     In August 2007, we entered into an agreement under which EMD Serono, Inc., an affiliate of Merck KGaA, will provide certain quantities of two of its products, Gonal-f RFF Pen (follitropin alfa injection) and Ovidrel Prefilled Syringe (choriogonadotropin alfa injection), for the treatment of patients participating in the ViaCyte study. EMD Serono also agreed to provide financial support related to the clinical development of ViaCyte. In addition, the agreement provides EMD Serono with rights to negotiate a collaboration with us on the commercialization of ViaCyte.
Mothers Work Data and Marketing Services Agreement
     In August 2006, we entered into a data license and marketing services agreement with Mothers Work, Inc., the world’s largest designer and retailer of maternity apparel. Mothers Work operates several large maternity store retail chains such as Motherhood Maternity, A Pea in the Pod, Mimi Maternity, and Destination Maternity. Under the terms of our agreement, Mothers Work has granted us an exclusive license within the field of preserving stem cells from cord blood and other sources to market directly to those Mothers Work customers who have affirmatively agreed to permit disclosure of their data and information. Mothers Work has also agreed to provide certain in-store marketing services related to our cord blood banking service offerings. Under the terms of our agreement, we will pay Mothers Work $5.0 million per year over the three-year term of the agreement which began on January 1, 2007 and, unless earlier terminated, ends on December 31, 2009. Under certain circumstances, we will also be obligated, at the beginning of 2009, to issue Mothers Work a warrant to purchase 100,000 shares of our common stock. A third party is claiming that it has rights under an agreement with Mothers Work that supersede Mothers Work’s commitment to us. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work and subsequently denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, we believe that reversal of this ruling is unlikely and that the termination rights under our agreement with Mothers Work are unlikely to be triggered. As a condition to commencing the agreement on January 1, 2007, we agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with us. We also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. Our potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on our assessment of the low likelihood that we might have to pay damages or legal fees given the arbitrator’s ruling, we concluded that the fair value of our indemnification obligation is not material and have not recorded a liability as of September 30, 2007.
Miltenyi
     In January 2005, we entered into a supply agreement with Miltenyi Biotec GmbH (“Miltenyi”). The supply agreement provided for the exclusive supply by Miltenyi to us of cell separation kits that we used in our CB001 program, which was terminated in the first quarter of 2007. In July 2007, as provided for under the terms of the agreement, we terminated the supply agreement. The effective date of the termination will be in January 2008. The costs incurred in conjunction with our remaining commitment to purchase cell separation kits, which totaled approximately $0.2 million, were accrued as research and development expenses during the quarter ended June 30, 2007. We have since paid Miltenyi the full amount of the approximate $0.2 million that we had previously accrued. Separate from these costs, we have received correspondence from Miltenyi requesting payment of $0.6 million for alleged additional purchase obligations under the supply agreement. Based upon the terms of the supply agreement, we do not believe that we are obligated to pay Miltenyi the $0.6 million and that it is unlikely that we will be required to make such payment. Accordingly, we have not accrued for this $0.6 million claim as of September 30, 2007.
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
Legal Proceedings
     In 2002, PharmaStem Therapeutics, Inc. filed suit against us and several other defendants in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patents No. 5,004,681 (’681) and No. 5,192,553 (’553), relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. In July 2007, the U.S. Court of Appeals for the Federal Circuit issued a decision, described below, confirming our belief that we do not infringe these patents and that the patents are invalid.
     In 2003, a jury ruled against us and other defendants, CBR Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry. The jury found that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on our revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in our favor and against PharmaStem, stating that PharmaStem had failed to prove infringement of both patents. Consequently, we have not recorded a liability as of September 30, 2007. PharmaStem appealed that decision, and we appealed the jury’s finding as to validity of the patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that we did not infringe the two PharmaStem patents at issue and that the two patents are invalid. On July 23, 2007, PharmaStem filed a petition for a re-hearing of the case before the full bench of the Court of Appeals. In September 2007, the Court of Appeals denied PharmaStem’s petition.
     In July 2004, PharmaStem filed a second complaint against us. The second complaint was filed in the U.S. District Court for the District of Massachusetts, alleging infringement of U.S. Patents No. 6,461,645 (‘645) and 6,569,427 (‘427), which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. On January 7, 2005, PharmaStem filed a Motion for a Preliminary Injunction, which is currently stayed. At the same time, PharmaStem brought suit against other defendants, including other family cord blood banks, regarding the ‘645 and ‘427 patents. We filed a motion to consolidate the

Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On February 16, 2005, our request was granted, and the cases were consolidated in the District of Delaware. We believes that the issues presented in this case are substantially the same as the issues presented in the original Delaware case. We also believes that we do not infringe the ‘645 and ‘427 patents asserted in this second case and that those patents are invalid for the same reasons that the Court of Appeals found the ‘681 and ‘553 patents to be invalid.
     On October 6, 2005, the Delaware court granted our motion to stay all discovery in the consolidated cases pending the decision from the Federal Circuit on the appeal of the District Court of Delaware’s ruling in the Delaware case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below. In June 2007, we informed the Delaware Court of the status of the re-examinations. On July 10, 2007, we also informed the Delaware court that the Federal Circuit had ruled in its favor. The Delaware Court has yet to take any action in response to these notices.
     In late 2006, the U.S. PTO issued final decisions in the initial re-examination of the patents at issue in both cases. The U.S. PTO subsequently issued notice of its intent to allow the remaining claims of all of the patents. In July 2007, additional re-examination requests challenging each of the patents were filed with the U.S. PTO. The U.S. PTO has granted all of the requests for re-examination and is currently in the process of re-examining each patent.
     In either of the pending cases, if we are ultimately found to infringe valid claims of the PharmaStem patents, we could have a significant damages award entered against us. If we are found to infringe at any time during the course of either case, including if the Supreme Court were to overturn both the non-infringement and invalidity rulings of the Court of Appeals, we could also face the risk of an injunction, which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant us a license or to do so on economically reasonable terms, and PharmStem previously informed us that it would not do so after October 15, 2004. Although we do not believe that the foregoing outcome is likely to occur, if we are enjoined and are unable to obtain a license on economically reasonable terms or at all, and we cannot operate under an equitable doctrine known as “intervening rights,” we could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. We may enter into settlement negotiations with PharmaStem regarding the litigation. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if at all.
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
     Critical Accounting Estimates
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as set forth in our 2006 Annual Report on Form 10-K include:
      Accounting for Stock-Based Compensation. We have one stock-based employee compensation plan. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the condensed consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated).Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2007, respectively. Previously, we had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the condensed consolidated financial statements.
     We are required to make significant estimates under SFAS 123R. Changes in the subjective input assumptions can materially affect the fair value estimate of stock-based compensation expense. Our expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which is obtained from public data sources. For stock options granted during the three and nine month periods ended September 30, 2007, we used a weighted-average expected stock-price volatility of 63.4% and 54.4%, respectively. Higher estimated volatility increases the fair value of a stock option, and therefore increases the expense to be recognized per stock option. We also determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three and nine month periods ended September 30, 2007, we used a weighted-average expected option life assumption of 4.54 years. Longer expected term assumptions increase the fair value of the stock option, and therefore increase the expense to be recognized per stock option.
     We recognized the full impact of our stock-based employee compensation plan in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 under SFAS 123R and did not capitalize any such costs on our condensed consolidated balance sheets.
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
     In March 2007, FASB issued Emerging Issues Task Force (Task Force) 07-3 (EITF 07-3) “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” which permits entities involved in research and development activities (R&D activities) to make advanced payments for goods or services that will be used in future R&D activities. The issue is whether nonrefundable advance payments for goods or services that will be used or rendered for R&D activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 will be effective for the first fiscal year that begins after December 15, 2007. We have not yet completed our evaluation of the impact and adoption of EITF 07-3 on our financial condition or results of operations.

     On September 15, 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. We are still evaluating the implications of this standard, but do not currently expect it to have a significant impact on our financial condition or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 and, based on their evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The section entitled “Litigation” in “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q is incorporated into this item by reference.
ITEM 1A. RISK FACTORS
     This report contains forward-looking statements, including statements about our proposed merger with PerkinElmer, Inc., our current projections as to future financial performance, our expectations as to events and potential results related to our research and development programs, and our views as to the possible outcome of pending litigation related to our intellectual property portfolio and other disputes. We have based these forward-looking statements on our current expectations about such future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this “Risk Factors” section. Given these risks and uncertainties, you are cautioned not to place substantial weight on forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. We do not undertake any obligation to update or revise any of these statements.
We may be subject to a number of risks and uncertainties if the proposed merger with PerkinElmer fails to close.
     Our expectations with respect to the proposed merger transaction with PerkinElmer are subject to a number of risks and uncertainties that could affect our results. For example, the merger may not close due to the failure of a sufficient number of shares of our common stock to be tendered in the tender offer or the failure to satisfy other closing conditions. The merger may involve unexpected costs. Our business may suffer as a result of uncertainty surrounding the merger.
     Failure to complete the merger with PerkinElmer could negatively impact our stock price and future business and operations. For example,
•	if the merger agreement is terminated, we may be required in specific circumstances, to pay a termination fee of up to $8.5 million to PerkinElmer,

•	the price of our common stock may decline to the extent that the current market price reflects an assumption that the merger will be completed, and

•	we must pay our expenses related to the merger, including substantial legal and accounting fees, even if the merger is not completed. This could affect our results of operations for the period during which the fees are incurred.
     Current and prospective employees may experience uncertainty about their future role with us and PerkinElmer until PerkinElmer’s strategies are announced or executed. This may adversely affect our ability to attract and retain key management, research and development, sales and marketing and other personnel.
We may not achieve our goal of becoming cash flow positive and may never become profitable.
     We have generated operating losses since our inception. As of September 30, 2007, we had cumulative net losses of approximately $208.5 million. These losses have resulted principally from the costs of our research and development activities, which have totaled approximately $124.3 million since our inception. We expect that our research and development expenses will continue to be significant over the next several years and that the costs related to certain of the development programs are likely to increase, including increased costs and expenses associated with our ViaCyte pivotal clinical trial and possible future clinical trials of other product candidates, such as our preclinical product candidate being studied as a potential treatment for cardiac disease, if preclinical data supports moving forward. Future research and development expenses may also include costs associated with product candidates that we might license or acquire, and, if our programs are successful, costs and expenses associated with submissions for regulatory approvals and the expansion of clinical and commercial scale manufacturing facilities. The amount of these increases is difficult to predict and will depend on a number of factors, such as results of our clinical and preclinical programs, the design of future clinical trials, the results of our efforts to acquire or license new technologies, and decisions made with respect to advancement of our clinical and preclinical programs. Furthermore, our sales and marketing expenses have increased significantly in recent years and may increase in the future, if deemed advisable to expand the market for our cord blood banking service offerings or to market new products or service offerings that we may license or acquire. Our ability to become cash flow positive and to achieve profitability, and the timing of such events, will depend on many factors, including some or all of the following:
•	our ability to increase sales of our cord blood service offerings particularly in the face of significant competition;

•	continued acceptance in the marketplace for family cord blood banking and the overall growth of the family cord blood banking category;

•	the impact of any unexpected issues or failures related to the collection, processing or storage of umbilical cord blood by us or others in the industry;

•	the impact of any potential adverse outcome in the patent infringement lawsuits brought against us by PharmaStem, including legal expenses, and the material impact on our business if PharmaStem were able to obtain an injunction;

•	the level of our expenses, including as a result of difficulties or delays related to our research and development programs, and any unexpected expenses; and

•	the overall net impact on revenues and expenses of new licensing deals, collaborations or other strategic efforts.

     We cannot assure you that we will ever become cash flow positive or profitable. Other factors that may affect our ability to become cash flow positive and profitable are described in more detail elsewhere in this “Risk Factors” section.
We may not be able to sustain our current level of revenues or our recent growth rates.
Revenues from sales of cord blood banking were $18.0 million in the first nine months of 2007 and have grown significantly over the past several years, from $7.1 million in 2001, to $20.1 million, $30.9 million, $36.8 million, $43.8 million and $54.1 million in 2002, 2003, 2004, 2005 and 2006, respectively. We believe that this revenue growth is a result of our increased marketing efforts and increased awareness by the public generally of the concept of umbilical cord blood preservation. We may not be able to sustain this growth rate or the current level of cord blood banking revenues in the future. The principal factors that may adversely affect our revenues include competition from other private cord blood banks, any decline in the market or market acceptance for cord blood banking, slower than expected growth in the family cord blood banking category, the impact of negative recommendations or policy statements about family banking from physician groups, such as the policy statement recommending public banking over family banking issued by the American Academy of Pediatricians in January 2007, the risks associated with litigation, in particular, the pending PharmaStem litigation, the risk of operational issues, the risks of not being able to maintain relationships with key third party marketing partners or suppliers, and the risks of reputational damage. These and other risks that may affect our future revenues are described in more detail elsewhere in this “Risk Factors” section. If we are unable to sustain our revenues, we may need to reduce our research and development activities or raise additional funds earlier than anticipated or on unfavorable terms, and our stock price may be adversely affected.
If we do not prevail in the PharmaStem litigation, we may be prevented from selling our cord blood banking service offerings or may have to incur significant expenses.
In 2002, PharmaStem Therapeutics, Inc. filed suit against us and several other defendants in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patents No. 5,004,681 (’681) and No. 5,192,553 (’553), relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. In July 2007, the U.S. Court of Appeals for the Federal Circuit issued a decision, described below, confirming our belief that it does not infringe these patents and that the patents are invalid.
In 2003, a jury ruled against us and other defendants, CBR Systems Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and Cryo-Cell International Inc, who represent a majority of the family cord blood preservation industry. The jury found that the patents were valid and enforceable and that the defendants infringed the patents. A judgment was entered against us for approximately $2.9 million, based on 6.125% royalties on the Company’s revenue from the processing and storage of umbilical cord blood since April 2000. In 2004, the District Court judge in the case overturned the jury’s verdict and entered judgment in our favor and against PharmaStem, stating that PharmaStem had failed to prove infringement of both patents. Consequently, we have not recorded a liability as of September 30, 2007. PharmaStem appealed that decision, and we appealed the jury’s finding as to validity of the patents. On July 9, 2007, the U.S. Court of Appeals for the Federal Circuit ruled that we did not infringe the two PharmaStem patents at issue and that the two patents are invalid. On July 23, 2007, PharmaStem filed a petition for a re-hearing of the case before the full bench of the Court of Appeals. In September 2007, the Court of Appeals denied PharmaStem’s petition.
In July 2004, PharmaStem filed a second complaint against us. The second complaint was filed in the U.S. District Court for the District of Massachusetts, alleging infringement of U.S. Patents No. 6,461,645 (‘645) and 6,569,427 (‘427), which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood. On January 7, 2005, PharmaStem filed a Motion for a Preliminary Injunction, which is currently stayed. At the same time, PharmaStem brought suit against other defendants, including other family cord blood banks, regarding the ‘645 and ‘427 patents. We filed a motion to consolidate the Massachusetts case with six other actions against other defendants in a single proceeding in the District of Delaware. On February 16, 2005, our request was granted, and the cases were consolidated in the District of Delaware. We believe that the issues presented in this case are substantially the same as the issues presented in the original Delaware case. We also believe that it does not infringe the ‘645 and ‘427 patents asserted in this second case and that those patents are invalid for the same reasons that the Court of Appeals found the ‘681 and ‘553 patents to be invalid.
On October 6, 2005, the Delaware court granted our motion to stay all discovery in the consolidated cases pending the decision from the Federal Circuit on the appeal of the District Court of Delaware’s ruling in the Delaware case and from the U.S. Patent and Trademark Office (“U.S. PTO”) on the patent re-examinations described below. In June 2007, we informed the Delaware Court of the status of the re-examinations. On July 10, 2007, we also informed the Delaware court that the Federal Circuit had ruled in our favor. The Delaware Court has yet to take any action in response to these notices.

     In late 2006, the U.S. PTO issued final decisions in the initial re-examination of the patents at issue in both cases. The U.S. PTO subsequently issued notice of its intent to allow the remaining claims of all of the patents. In July 2007, additional re-examination requests challenging each of the patents were filed with the U.S. PTO. The U.S. PTO has granted all of the requests for re-examination and is currently in the process of re-examining each patent.
In either of the pending cases, if we are is ultimately found to infringe valid claims of the PharmaStem patents, we could have a significant damages award entered against it. If we are found to infringe at any time during the course of either case, including if the Supreme Court were to overturn both the non-infringement and invalidity rulings of the Court of Appeals, we could also face the risk of an injunction, which could prohibit us from further engaging in the umbilical cord stem cell business absent a license from PharmaStem. PharmaStem would be under no legal obligation to grant us a license or to do so on economically reasonable terms, and PharmStem previously informed us that it would not do so after October 15, 2004. Although we do not believe that the foregoing outcome is likely to occur, if we are enjoined and is unable to obtain a license on economically reasonable terms or at all, and we cannot operate under an equitable doctrine known as “intervening rights,” we could be required to stop preserving and storing cord blood and to cease using cryopreserved umbilical cord blood as a source for stem cell products. We may enter into settlement negotiations with PharmaStem regarding the litigation. We cannot predict whether any such negotiations would lead to a settlement of these lawsuits or what the terms or timing of any such settlement might be, if at all.
A third party may again seek to challenge the arbitrator’s decision related to our agreement with Mothers Work.
     We have an agreement with Mothers Work related to the marketing of our cord blood banking service offerings. The agreement can be terminated early by either company if the other company commits a material breach of the agreement or under certain circumstances arising from claims by a third party alleging that the third party has rights that supersede Mothers Work’s commitment to us. A third party has claimed that it has rights under an agreement with Mothers Work that supersede Mothers Work’s commitment to us. The dispute between Mothers Work and the third party was the subject of an arbitration proceeding. In February 2007, the arbitrator ruled in favor of Mothers Work and subsequently denied a challenge to his ruling by the third party. While there is no assurance that the third party will not again challenge the ruling, we believe that reversal of the ruling is unlikely. If the third party were to be successful in its efforts to overturn the arbitrator’s decision, the termination rights under our agreement with Mothers Work could be triggered. In addition, as a condition to commencing the agreement on January 1, 2007, we agreed to indemnify Mothers Work for any damages that Mothers Work may be assessed in the event that Mothers Work is found to be in breach of its agreement with the third party as a result of having entered into an agreement with us. We also agreed to reimburse Mothers Work for certain legal fees if the fees exceed a specified threshold. Our potential obligation to Mothers Work under the indemnification agreement is unlimited. However, based on our assessment of the low likelihood that we might have to pay damages or legal fees given the arbitrator’s ruling, we concluded the fair value of our indemnification obligation is not material and have not recorded a liability as of September 30, 2007. Although we think it is unlikely, termination of our agreement with Mothers Work would impact our cord blood banking revenues and could have a material adverse effect on our business and operations. The termination of the Mothers Work agreement could also lead to us having to indemnify Mothers Work for any damages that it would owe to the third party, which could be significant and therefore have a material adverse effect on our business and operations.

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
     We are currently conducting a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. The goal of the clinical trial is to generate data to submit to the FDA for a 510(k) application. In March 2007, we initiated a pivotal clinical trial of ViaCyte after satisfying the conditions imposed on us by the FDA in its June 2006 conditional approval of our Investigational Device Exemption, or IDE, for ViaCyte. In June 2007, after previously disapproving a supplement to the IDE which was necessary to change our contract manufacturer for the ViaCyte media, the FDA approved the IDE supplement. The clinical trial sites have been working to enroll subjects in the trial since the IDE supplement was approved. There is no assurance that we will be able to complete the clinical trial or that we will be able to show that our ViaCyte cryopreservation product candidate is safe and effective for its intended use. While methods for preserving sperm and embryos are well-established and have been utilized for in vitro fertilization procedures, methods for cryopreserving oocytes have not been widely employed due to difficulties encountered in freezing this cell. We may not be able to generate the number of live births needed to show that ViaCyte is effective. We may also encounter unexpected safety, regulatory or manufacturing issues. Even if the results of the trial are favorable, there is no assurance that the FDA will agree that we have met the standards for 510(k) clearance. The FDA could at any time determine that some or all of the components used to cryopreserve the oocytes will require pre-market approval, or PMA, and additional trials, which would involve additional time and expense. Even if approved, there is no assurance that ViaCyte will achieve commercial success or be able to successfully compete with other oocyte cryopreservation and IVF products. In addition, the FDA could ask for post-approval safety monitoring, which would entail additional expense, and/or restrict the label for ViaCyte to limited patient populations, which could limit its commercial potential.
We may not be able to raise additional funds necessary to fund our operations.
     As of September 30, 2007, we had approximately $43.3 million in cash, cash equivalents and short-term investments. In order to develop and bring new products to market, we must commit substantial resources to costly and time-consuming research and development, preclinical testing and clinical trials. While we anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operations for the next three years, we may need or want to raise additional funding sooner, particularly if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. We expect to attempt to raise additional funds well in advance of completely depleting our available funds.
     Our future capital requirements will depend on many factors, including:
•	the level of cash flows from sales of our cord blood banking service offerings;

•	the costs of increasing or expanding our cord blood banking sales and marketing efforts;

•	the scope and results of our research and development programs;

•	the clinical pathway for each of our product candidates, including the number, size, scope and cost of clinical trials required to establish safety and efficacy;

•	the results of litigation, other disputes and any liability that results from our identification of certain job classifications that may be subject to possible challenge;

•	the costs associated with expanding our portfolio of product candidates through licensing, collaborations or acquisitions;

•	the costs of research and development work focused on developing clinical and commercial scale processes for manufacturing cellular products and, if we advance our products, the costs of building and operating our manufacturing facilities, both to support our clinical activities and also in anticipation of growing our commercialization activities;

•	funds spent in connection with acquisitions of related technologies or businesses, including contingent payments that may be made in connection with our acquisition of Kourion Therapeutics;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including litigation costs and liabilities; and

•	our ability to establish and maintain collaborative arrangements and obtain milestones, royalties and other payments from collaborators.
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
     Patent infringement cases often involve substantial legal expenses. For example, we are involved in two patent infringement lawsuits filed against us by PharmaStem. As of September 30, 2007, we have incurred total legal expenses of approximately $7.5 million related to these cases. Depending upon the results of any attempt by PharmaStem to appeal the July 2007 decision of the U.S. Court of Appeals for the Federal Circuit in the first lawsuit to the U.S. Supreme Court, and the extent to which we are required to litigate the second lawsuit brought by PharmaStem and any related appeals, we estimate that we could incur at least an additional $1.0 million to $5.0 million in litigation expenses.
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
Cord blood preservation. The FDA has adopted good tissue practice regulations, or GTPs, that establish a comprehensive regulatory program for human cellular and tissue-based products. Our cord blood service offerings are subject to GTPs. We have registered with the FDA as an umbilical cord blood preservation service and we are subject to FDA inspection. We believe that we comply with GTPs, though we have not yet been inspected by the FDA. However, we may not be able to maintain this compliance or comply with future regulatory requirements that may be imposed on us, including product standards that may be developed. GTPs do not mandate licensing of minimally manipulated homologous, cryopreserved hematopoietic stem cells for autologous or related use. As a result, the collected cells, while regulated, do not need to be licensed or cleared by the FDA. The FDA could, however, in the future require us to file an Investigational New Drug or Biologics License Applications, or BLAs or could impose other regulatory requirements applicable to the collection and storage of cord blood. For example, the collection, processing and storage of umbilical cord blood stem cells intended to be used in a recipient unrelated to the donor is regulated by the FDA as a biological product. In January 2007, the FDA published a draft guidance document for comment that would require public cord blood banks to file BLAs. While the draft guidance does not currently apply to us, the FDA could decide to impose these requirements on us or others in our business. Compliance with the requirements set forth in the January 2007 guidance or other requirements that may be imposed by the FDA on our cord blood service offerings in the future will likely require us to change our processes and might involve the submission of a substantial volume of data along with a lengthy substantive review. The FDA could require us to cease distribution of the collection kits and obtain 510(k) clearance or PMA prior to further distribution of the kits, which would likely have a material adverse effect on our revenues and profitability. In any event, the costs of process changes and the costs of compliance with any new requirements that may be imposed in the future could adversely affect our revenues and profitability. Regulation of our cord blood preservation services in foreign jurisdictions is still evolving.
          We provide cord blood banking services in all 50 states. Several states require that cord blood services be licensed, permitted or registered. We believe that we are licensed, permitted or registered to operate in all of such states. If other states adopt similar requirements, we would have to obtain licenses, permits or registrations to continue providing services in those states.
     Oocyte cryopreservation. Cryopreserved oocytes are tissues subject to regulation under FDA’s GTP requirements. There are, however, no FDA-approved/cleared cryopreservation products specifically intended for use with oocytes. The FDA has informed us that it will require a clinical study to support approval of the technology used in oocyte cryopreservation. We are currently conducting a single, pivotal clinical trial to study the safety and efficacy of ViaCyte. In March 2007, we initiated the trial after satisfying the conditions imposed on us by the FDA in its June 2006 conditional approval of our Investigational Device Exemption, or IDE, for ViaCyte. In June 2007, after previously disapproving a supplement to the IDE which was necessary to change our contract manufacturer for the ViaCyte media, the FDA approved the IDE supplement. The clinical trial sites have been working to enroll subjects in the trial since the IDE supplement was approved. The goal of the clinical trial is to generate data to submit to the FDA for a 510(k) application. There is no assurance that we will be able to complete the clinical trial or that we will be able to show that our ViaCyte cryopreservation product candidate is safe and effective for its intended use. We may also encounter unexpected safety, regulatory or manufacturing issues, any of which could delay or cause us to stop the trial. If we submit a new 510(k) and the FDA does not find the information adequate to support 510(k) clearance, the FDA could require us to obtain PMA to market ViaCyte. This requirement could substantially lengthen our planned developmental timeline and increase the costs of developing and commercializing ViaCyte. We may not receive either 510(k) clearance or PMA for ViaCyte. We have not investigated the regulations for the cryopreservation of oocytes in foreign jurisdictions. We may not be able to generate sufficient data to receive approval to market ViaCyte in the U.S. or any other jurisdictions.

We have only limited experience manufacturing cell therapy product candidates, and we may not be able to manufacture our product candidates in quantities sufficient for clinical studies or for commercial scale.
     We currently produce limited quantities of stem cells using our technologies. We have not built commercial scale manufacturing facilities, and have no experience in manufacturing cellular products in the volumes that will be required for later stage clinical studies or commercialization. If we obtain marketing approval for any cell therapy products, we may not be able to produce sufficient quantities of our products at an acceptable cost. Commercial-scale production of therapies made from live human cells involves production in small batches and management of complex logistics. Cellular therapies are inherently more difficult to manufacture at commercial-scale than chemical pharmaceuticals, which are manufactured using standardized production technologies and operational methods. We may encounter difficulties in production due to, among other things, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our cost or cause production delays, all of which could damage our reputation and impair our profitability.
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
     Certain antibodies, growth factors and other reagents are critical components used in our stem cell production process. We depend on our suppliers to perform their obligations in a timely manner and in accordance with applicable government regulations. In the event that any of these suppliers becomes unwilling or unable to continue to supply necessary components for the manufacture of our stem cell products, we may need to repeat certain preclinical development work to identify and demonstrate the equivalence of alternative components purchased from other suppliers. If we are unable to demonstrate the equivalence of alternative components in a timely manner, or purchase these alternative components on commercially reasonable terms, we may not be able to advance the development of our preclinical stem cell product candidates.
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
We are dependent on our existing suppliers to successfully commercialize our cord blood service offerings. The loss of such suppliers may inhibit our ability to commercialize our cord blood service offerings.
     We source a substantial portion of the components of our ViaCord collection kits and processing and testing services from a concentrated group of third party contractors. The production of the collection kits and the processing and testing of cord blood units require successful coordination among ourselves and multiple third party providers. Our inability to coordinate these efforts or any other problems with the operations of our third party contractors could increase our costs, cause us to lose revenue or market share, and damage our reputation. Some of the components of our ViaCord collection kits, including the Cell Sentinel collection bag used in our ViaCord collection kit, are produced by single source providers. For other components, we make every effort to qualify new vendors and to develop contingency plans so that our ViaCord business is not impacted by short-term issues associated with single source providers. Our business could be materially impacted by long-term or chronic issues associated with single source providers or other vendors.
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
          Our reputation among clients and the medical and birthing services community is extremely important to the commercial success of our cord blood banking service offerings. This is due in significant part to the nature of the service we provide. For instance, as part of our cord blood service offerings, we are assuming custodial care of a child’s umbilical cord blood stem cells entrusted to us by the parents for potential future use as a therapeutic for the child or its siblings. We believe that our reputation enables us to market ourselves as a premium provider of cord blood preservation among our competitors. While we seek to maintain high standards in all aspects of our provision of products and services, we cannot guarantee that we will not experience problems. Like family cord blood banks generally, we face the risk that a customer’s cord blood unit could be lost or damaged while in transit from the collection site to our storage facility, including while the unit is in the possession of third party commercial carriers used to transport the units. There is also risk of loss or damage to the unit during the preservation or storage process. Any such problems, particularly if publicized in the media or otherwise, could negatively impact our reputation, which could adversely affect our business and business prospects.
          In addition to reputational damage, we face the risk of legal liability for loss of or damage to cord blood units. We do not own the cord blood units banked by our cord blood banking customers; instead, we act as custodian on behalf of the child-donor’s guardian. Loss or damage to the units would be loss or damage to the customer’s property. We cannot be sure to what extent we could be found liable, in any given scenario, for damages suffered by an owner or donor as a result of harm or loss of a cord blood unit, and if we are found liable, whether our insurance coverage will be sufficient to cover such damages.
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

           Our success is highly dependent on the retention of the principal members of our scientific, management and commercial personnel. Marc D. Beer, our President and Chief Executive Officer, is critical to our ability to execute our overall business strategy. Morey Kraus, our Chief Technology Officer and co-founder, has significant and unique expertise in stem cell expansion and related technologies. We maintain key man life insurance on the lives of Mr. Beer and Mr. Kraus. Additionally, we have several other employees with scientific, business or other skills that we consider important to the successful commercialization of our products and development of our technology. Any of our key employees could terminate his or her relationship with us at any time and, despite any non-competition agreement with us, work for one of our competitors. Furthermore, our future growth will require hiring a significant number of qualified technical, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success.
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
          Although we are aware of a small fraction of cord blood banking customers receiving reimbursement, we believe our cord blood service offerings, like other private cord blood banking services, is not generally subject to reimbursement. We do not currently believe that our ViaCyte product candidate will be subject to reimbursement. In cases of preserving eggs for fertility preservation for cancer patients, it is unknown at this time if it will be covered.

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

Volatility of Our Stock Price.
     The market price for our common stock is highly volatile, and likely will continue to fluctuate due to a variety of factors, including:
•	material public announcements;

•	the data, positive or negative, generated from the development of our product candidates;

•	setbacks or delays in any of our research or development programs;

•	the outcome of material litigation or governmental proceedings;

•	the financial results achieved by our cord blood preservation business;

•	the impact of competition;

•	unusual or unexpectedly high expenses;

•	developments related to patents and other proprietary rights;

•	market trends affecting stock prices in our industry; and

•	economic or other external factors.
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

     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     (a) None.
     (b) None.
ITEM 6. EXHIBITS
     See the Exhibit Index following the “Signatures” page below

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACELL, INC.

November 8, 2007	/s/ Marc D. Beer

Marc D. Beer
Chief Executive Officer
(Principal Executive Officer)

November 8, 2007	/s/ John F. Thero

John F. Thero
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

No.	Item
10.1(1)	First Lease Amendment dated as of September 11, 2007 by and between ViaCell, Inc. and Dugan Financing LLC

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K (No. 000-51110) filed with the SEC on September 17, 2007.